Form 10-Q
period 1999-09-30
PP&L TRANSITION BOND CO INC
filed 1999-11-12
CIK 1083000

                                 United States
                      Securities and Exchange Commission
                             Washington, DC  20549


                                   Form 10-Q

               THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
            GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
                    IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  September 30, 1999
                                   --------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________ to _______________


Commission File    Registrant; State of Incorporation;          IRS Employer
    Number         Address; and Telephone No.                 Identification No.
    ------         ----------------------------------         ------------------

  333-75369         PP&L Transition Bond Company LLC          23-3004428
                     (Delaware)
                    Two North Ninth Street, GENA92, Room 3
                    Allentown, PA  18101-1179
                    (610) 774-7934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO [ ]

                       PP&L TRANSITION BOND COMPANY LLC
                       --------------------------------


                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                           Page

 Item 1. Financial Statements

         Statement of Operations and Changes in Member's Equity            2

         Statement of Cash Flows                                           3

         Balance Sheet                                                     4

         Notes to Financial Statements                                     5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                10

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                11

 Item 6. Exhibits and Reports on Form 8-K                                 11

GLOSSARY OF TERMS AND ABBREVIATIONS                                       12

SIGNATURES                                                                13

PP&L TRANSITION BOND COMPANY LLC
-------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

                                                                                                For the Period
                                                                                              March 25, 1999 (date
                                                                          Three Months            of inception)
                                                                       Ended September 30,      to September 30,
                                                                              1999                   1999
                                                                       -------------------    ------------------
Revenue
   Collections of intangible transition charges
     by servicer..................................................         $ 64,164                $ 64,164
   Interest income................................................              100                     100
                                                                           --------                --------
        Total revenue.............................................           64,264                  64,264
                                                                           --------                --------

Expenses
   Amortization of intangible transition property.................           40,800                  40,800
   Interest expense...............................................           23,722                  23,722
   Administrative and general expenses............................              299                     299
                                                                           --------                --------
        Total expenses............................................           64,821                  64,821
                                                                           --------                --------

Operating Loss....................................................             (557)                   (557)

Income Tax Benefit................................................             (231)                   (231)
                                                                           --------                --------
Net Loss..........................................................         $   (326)               $   (326)
                                                                           ========                ========
Member's equity - beginning of period.............................                1                       0

Member's cash contribution........................................           12,100                  12,101
                                                                           --------                --------
Member's equity - end of period...................................         $ 11,775                $ 11,775
                                                                           ========                ========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PP&L TRANSITION BOND COMPANY LLC
--------------------------------
STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)


                                                                                      For the Period
                                                                                    March 25, 1999 (date
                                                                                      of inception) to
                                                                                        September 30,
                                                                                            1999
                                                                                    --------------------
Cash Flows From Operating Activities
  Net Loss.....................................................................       $      (326)

  Adjustment to reconcile net loss to net cash provided by
    operating activities:
  Amortization of intangible transition property...............................            40,800
  Amortization of debt issuance expenses.......................................               454
  Amortization of debt discount................................................                11
  Deferred income taxes........................................................              (318)
  Changes in current assets and liabilities:
    Increase in collections of intangible transition charges
      receivable from servicer.................................................           (55,734)
    Increase in interest and taxes accrued.....................................            23,344
    Increase in other current liabilities......................................             1,613
  Other operating activities - net.............................................               120
                                                                                      -----------
      Net cash provided by operating activities................................             9,964
                                                                                      -----------

Cash Flows From Investing Activities
  Purchase of intangible transition property...................................        (2,402,000)
  Change in restricted funds...................................................           (12,200)
                                                                                      -----------
      Net cash used in investing activities....................................        (2,414,200)
                                                                                      -----------

Cash Flows From Financing Activities
  Proceeds from issuance of transition bonds...................................         2,419,737
  Debt expense.................................................................           (14,281)
  Equity contribution from member..............................................            12,101
                                                                                      -----------
      Net cash provided by financing activities................................         2,417,557
                                                                                      -----------

Net Increase in Cash and Cash Equivalents......................................            13,321
Cash and Cash Equivalents at Beginning of Period...............................                 0
                                                                                      -----------
Cash and Cash Equivalents at End of Period.....................................       $    13,321
                                                                                      ===========


  The accompanying Notes to Financial Statements are an integral part of the financial statements.

PP&L TRANSITION BOND COMPANY LLC
--------------------------------
BALANCE SHEET
(Thousands of Dollars)

                                                                 September 30,
                                                                     1999
                                                                  (Unaudited)
                                                                 -------------
ASSETS
   Current Assets
      Cash and cash equivalents..............................      $13,321
      Collections of intangible transition charges
         receivable from servicer............................       55,734
                                                                ----------
           Current assets....................................       69,055
                                                                ----------

   Noncurrent Assets
      Intangible transition property.........................    2,361,200
      Unamortized debt issuance expense......................       13,827
      Restricted funds.......................................       12,200
      Deferred income taxes..................................          318
                                                                ----------
         Noncurrent assets...................................    2,387,545
                                                                ----------
         Total assets........................................   $2,456,600
                                                                ==========
LIABILITIES AND MEMBER'S EQUITY
   Current Liabilities
      Long-term debt due within one year.....................     $204,310
      Interest accrued.......................................       23,257
      Taxes accrued..........................................           87
      Payable to servicer....................................        1,486
      Other..................................................          127
                                                                ----------
         Current liabilities.................................      229,267
                                                                ==========

Noncurrent Liabilities
  Long term debt, net of discount............................    2,215,438
  Other......................................................          120
                                                                ----------
      Noncurrent liabilities.................................    2,215,558
                                                                ----------

Member's Equity..............................................       11,775
                                                                ----------
      Total liabilities and member's equity..................   $2,456,600
                                                                ==========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

                       PP&L Transition Bond Company LLC
                         Notes to Financial Statements
                       --------------------------------

   Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1. Interim Financial Statements

   Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.

2. Nature of Operations

   The financial statements include the accounts of PP&L Transition Bond Company LLC (the Company). PP&L Transition Bond Company LLC, a limited liability company established under the laws of the State of Delaware, was formed on March 25, 1999 pursuant to a limited liability company agreement. PP&L is the only member of the Company.

   The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds (Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. ITP represents the irrevocable right of PP&L, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorizes the ITC to be sufficient to recover up to $2.85 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

   The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PP&L in the event PP&L becomes subject to a bankruptcy proceeding. Both PP&L and the Company have treated the transfer of the ITP to the Company as a sale under applicable law. The Bonds are treated as debt obligations of the Company. The assets of the Company are not available to creditors of PP&L or PP&L Resources, Inc. and the ITP is not an asset of PP&L or PP&L Resources, Inc. The Company is expected to terminate its existence after final maturity of the Bonds.

   The Company issued $2.42 billion of Bonds in eight different classes on August 10, 1999. See Note 4 for additional information.

3. Summary of Significant Accounting Policies

Management's Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions will affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

   The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and Cash Equivalents do not include Restricted Funds.

Restricted Funds

   Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the 1999-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PP&L to the Company. This account is the last account drawn in the event funds are insufficient to make required allocations. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. Accordingly, the Capital Subaccount is classified as Restricted Funds on the Balance Sheet.

Amortization of Intangible Transition Property

   The ITP is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The ITP is solely the property of the Company.

Amortization of Debt Issuance Costs and Discount on Debt

   The costs associated with the issuance of the Bonds have been capitalized and are being amortized over the life of the Bonds utilizing the effective interest method.

Income Taxes

   The Company is included in the consolidated federal income tax return of PP&L. The Statement of Operations reflects the Company's allocation of its parent's consolidated federal income tax provision, as is the practice for PP&L and its affiliates.

4. Long-Term Debt

   In August 1999, the Company issued $2.42 billion of Series 1999-1 Bonds. The Bonds consist of eight classes. The Company used the proceeds from the Bonds to purchase ITP from CEP Securities. PP&L arranged for the formation of CEP Securities to provide flexibility to issue multiple tranches of transition bonds at different dates. The Bonds are collateralized by the ITP and other assets of the Company.

   Scheduled maturities and interest rates for the Bonds at September 30, 1999 are:

                    Initial Class      Expected Final       Final
Class   Bond Rate   Principal Balance  Payment Date         Maturity Date
-----   ---------   -----------------  --------------       --------------
                      ($ Thousands)
A-1     6.08%       $  293,000         March 25, 2001       March 25, 2003
A-2     6.41%          178,000         December 26, 2001    December 26, 2003
A-3     6.60%          303,000         March 25, 2003       March 25, 2005
A-4     6.72%          201,000         December 26, 2003    December 26, 2005
A-5     6.83%          313,000         March 25, 2005       March 25, 2007
A-6     6.96%          223,000         December 26, 2005    December 26, 2007
A-7     7.05%          455,000         June 25, 2007        June 25, 2009
A-8     7.15%          454,000         December 26, 2008    June 25, 2009
                    ----------
                    $2,420,000
Current Maturities    (204,310)
Unamort. Discount         (252)
                    ----------

Long Term Debt      $2,215,438
                    ==========

   The source of repayment will be the ITC. The Servicer will collect this non-bypassable charge from PP&L's retail consumers of electricity. The Servicer will deposit collections of the ITC monthly into a General Subaccount maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds, fees, costs and charges specified in the Indenture. The Trustee is required to make the first payment on December 27, 1999. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of the account is 0.5% of the initial principal amount of the Series 1999-1 Bonds funded ratably over the life of the Bonds. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and the Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon payment of the Bonds.

5. Significant Agreements and Related Party Transactions

   Under the Servicing Agreement, PP&L, the Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay an annual servicing fee of $1.25 million to PP&L. For the period ended September 30, 1999, the Company has expensed servicing fees of $178,148 and other administrative fees of $14,247.

   Debt issuance costs of approximately $14.3 million have been incurred to date. About $2.9 million has been incurred by PP&L, and has been or will be reimbursed by the Company.

   At September 30, 1999, the Balance Sheet includes a receivable from PP&L of approximately $55.7 million for ITC collections. The Balance Sheet also includes a payable to PP&L of approximately $1.5 million for servicing fees, administrative fees and debt issuance costs.

                       PP&L Transition Bond Company LLC
                       --------------------------------

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

Forward-Looking Information

   Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, but not limited to, statements with respect to future earnings growth, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statement. Any such forward-looking statements should be considered in conjunction with PP&L's and the Company's other documents on file with the SEC.

   New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PP&L or the Company to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PP&L nor the Company undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

Issuance of Transition Bonds

   The PUC Restructuring Order authorized PP&L to securitize up to $2.85 billion of its stranded costs. PP&L, or any assignee of PP&L to whom ITP is sold, may issue and sell, in reliance on the PUC Restructuring Order, one or more series of transition bonds (Bonds), each series in one or more classes, secured by ITP. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PP&L's service territory who receive electric delivery service from PP&L.

   PP&L Transition Bond Company LLC (the Company) is a Delaware limited liability company organized in March 1999 for the limited purposes of purchasing ITP and issuing Bonds secured by the ITP. The Company is wholly-owned by PP&L. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PP&L in the event PP&L becomes subject to a bankruptcy proceeding.

   In August 1999, the Company acquired ITP from CEP Securities and issued $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8, with scheduled maturities ranging from 4 months to 8.7 years and final maturities ranging from 1 year to 8.7 years.

   The Company entered into a Servicing Agreement with PP&L. The Servicing Agreement requires PP&L, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to approve these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to ITP and the Bonds.

   As part of PP&L's responsibility as Servicer under the Servicing Agreement, PP&L remitted ITC collections for the months of August 1999 and September 1999 to the Trustee. These amounts were about $8.5 million and $21.4 million, respectively, and were remitted to the Trustee in the subsequent calendar months. The first quarterly servicing payment of Bond principal, interest and all related expenses is due on December 27, 1999.

   Due to the manner in which seasonal customer electricity usage levels were estimated for purposes of establishing the initial ITC, the Company anticipates that the Trustee will be required to use funds in the Capital Subaccount held by the Trustee under the Indenture to make scheduled principal payments on the transition bonds on the initial payment date of December 27, 1999. Under the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished by increases in the ITC. Under the Servicing Agreement, PP&L, as Servicer, will be required to file a request for an adjustment to the ITC with the PUC by December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount prior to the December 2000 quarterly payment date. The adjustment will go into effect on January 1, 2000. The Company currently anticipates that there will be sufficient revenues to make scheduled payments on the transition bonds on the second quarterly payment date in March 2000.

Year 2000

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and other programming techniques which limit date calculation or assign special meaning to some dates. Any computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to measure usage, read meters, process transactions, send bills or operate electric generation stations.

   The Company is dependent on PP&L, as Servicer of the ITP, to collect the ITC charges from customers and remit the ITC charges to the Trustee. Information regarding PP&L's Year 2000 efforts is contained in PP&L's report to the SEC on Form 10-Q for the quarter ended September 30, 1999.

   If PP&L, the Trustee or other third parties, fail to achieve Year 2000 readiness with respect to systems affecting the collection and remittance of the ITC, the ability to service the ITP may be impaired and the ability to make distributions on the Bonds may be adversely affected, which could have a material adverse impact on the Company's results of operations, financial condition, and cash flows.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Not applicable.

                        PP&L TRANSITION BOND COMPANY LLC
                        --------------------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

              27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     Report dated July 23, 1999
     --------------------------

     Item 5.  Other Events

          Information on the use of computational materials by underwriters in connection with the offering of Transition Bonds.

     Report dated July 29, 1999
     --------------------------

     Item 5.  Other Events

          Announcement of the sale of $2,420,000,000 of Transition Bonds.

     Report dated July 30, 1999
     --------------------------

     Item 5.  Other Events

          Information on the use of additional computational materials by underwriters in connection with the offering of Transition Bonds.

     Report dated August 10, 1999
     ----------------------------

     Item 5.  Other Events

          Information regarding the issuance and sale of $2,420,000,000 in aggregate principal amount of Transition Bonds, Series 1999-1.

     Item 7.  Financial Statements and Exhibits

          Statements and exhibits related to the issuance of Transition Bonds.

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount - An account held by the Trustee, which is funded by PP&L at the date of issuance of each series of transition bonds. The amount is specified in the prospectus.

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of PP&L.

Competition Act - The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

General Subaccount - An account held by the Trustee, in which ITC remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on quarterly payment dates.

Indenture - The Indenture entered into by PP&L Transition Bond Company LLC and the Trustee, providing for the issuance of transition bonds.

ITC - Intangible Transition Charges, the amounts PP&L has been authorized by the PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

ITP - Intangible Transition Property, being the property right created under the Competition Act representing the irrevocable right of PP&L Transition Bond Company LLC to receive, through Intangible Transition Charges, amounts sufficient to recover all Qualified Transition Expenses.

Overcollateralization Subaccount - An account held by the Trustee, which is funded ratably from collections of ITC over the term of each series of transition bonds, as specified in the prospectus.

PP&L - PP&L, Inc.

PUC - The Pennsylvania Public Utility Commission.

PUC Restructuring Order - The final order issued by the PUC to PP&L in August 1998, in connection with PP&L's restructuring filing under the Competition Act, as supplemented by the May 1999 order.

Qualified Transition Expenses - The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of Intangible Transition Property; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer Intangible Transition Property.

Reserve Subaccount - An account held by the Trustee, which consists of remaining funds available after required allocations on the quarterly payment dates.

Servicer - PP&L acting in its capacity under the Servicing Agreement. In this capacity, PP&L calculates, bills and collects ITC, and maintains applicable accounting records, among other duties.

Servicing Agreement - The Intangible Property Servicing Agreement entered into by PP&L, as Servicer, and PP&L Transition Bond Company LLC.

Trustee - The Bank of New York, a New York banking corporation.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PP&L Transition Bond Company LLC
                                    --------------------------------
                                             (Registrant)



Date:  November 12, 1999                      /s/ John R. Biggar
                                    -------------------------------------
                                           John R. Biggar, Manager


                                             /s/ James E. Abel
                                    -------------------------------------
                                           James E. Abel, Manager


                                           /s/ Stephen J. Feerrar
                                    -------------------------------------
                                        Stephen J. Feerrar, Treasurer