Form 10-K405
period 1999-12-31
PP&L TRANSITION BOND CO INC
filed 2000-03-13
CIK 1083000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15d OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
             GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND
       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended December 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _________ to ___________

Commission File    Registrant; State of Incorporation;     IRS Employer
   Number             Address and Telephone Number      Identification No.
-----------------  -----------------------------------  ------------------

333-75369          PPL TRANSITION BOND COMPANY, LLC             23-3004428
                   (Exact name of Registrant as
                   specified in its charter)
                   (Delaware)
                   Two North Ninth Street, GENA92, Room 3
                   Allentown, PA  18101-1179
                   (610) 774-7934

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [x]     NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                     Documents incorporated by reference:

Not applicable.

                        PPL TRANSITION BOND COMPANY, LLC
                        --------------------------------

                           FORM 10-K ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                      ------------------------------------

                               TABLE OF CONTENTS
                               -----------------

Item                                                         Page
                                    PART I
                                    ------
   1.  Business.............................................   x
   2.  Properties...........................................   x
   3.  Legal Proceedings....................................   x
   4.  Submission of Matters to a Vote of Security Holders..  xx

                                    PART II
                                    -------
   5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters..................................  xx

   6.  Selected Financial Data..............................  xx

   7.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........  xx

  7A.  Quantitative and Qualitative Disclosures About
       Market Risk..........................................  xx

   8.  Financial Statements and Supplementary Data
         Report of Independent Accountants..................  xx

         Statement of Operations and Changes in Member's
         Equity.............................................  xx

         Statement of Cash Flows............................  xx

         Balance Sheet......................................  xx

         Notes to Financial Statements......................  xx

   9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..................  xx

                                    PART III
                                    --------
   10.    Directors and Executive Officers of the Registrant   xx
   11.    Executive Compensation............................   xx
   12.    Security Ownership of Certain Beneficial
          Owners and Management.............................   xx
   13.    Certain Relationships and Related Transactions....  xxx

                                    PART IV
                                    -------

   14.  Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.................................  xxx

        Signatures..........................................  xxx

        Exhibit Index.......................................  xxx

GLOSSARY OF TERMS AND ABBREVIATIONS

CAPITAL SUBACCOUNT - An account held by the Trustee under the Indenture which is funded by a contribution to PPL Transition Bond Company, LLC by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP SECURITIES - CEP Securities Co. LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of PPL Electric Utilities.

COMPETITION ACT - The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

GENERAL SUBACCOUNT - An account held by the Trustee under the Indenture, into which ITC remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates.

INDENTURE - The Indenture entered into by PPL Transition Bond Company, LLC and the Trustee, providing for the issuance of transition bonds.

ITC - Intangible Transition Charge, which PPL Electric Utilities has been authorized by the PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

ITP - Intangible Transition Property, which is the property right created under the Competition Act representing the irrevocable right of PPL Transition Bond Company, LLC to receive, through Intangible Transition Charges, amounts sufficient to recover all Qualified Transition Expenses.

OVERCOLLATERALIZATION SUBACCOUNT - An account held by the Trustee under the Indenture, which is funded ratably from collections of ITC over the term of each series of transition bonds.

PPL ELECTRIC UTILITIES - PPL Electric Utilities Corporation.

PUC - The Pennsylvania Public Utility Commission.

PUC RESTRUCTURING ORDER - The final order issued by the PUC to PPL Electric Utilities in August 1998, in connection with PPL Electric Utilities' restructuring filing under the Competition Act, as supplemented by a May 1999 PUC order.

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

RESERVE SUBACCOUNT - An account held by the Trustee under the Indenture, which consists of remaining funds available after required allocations on the quarterly payment dates.

SERVICER - PPL Electric Utilities acting in this capacity under the Servicing Agreement. In this capacity, PPL Electric Utilities calculates, bills and collects ITC, and maintains applicable accounting records, among other duties.

SERVICING AGREEMENT - The Intangible Property Servicing Agreement between PPL Electric Utilities, as Servicer, and PPL Transition Bond Company, LLC, as Issuer.

TRUSTEE - The Bank of New York, a New York banking corporation, as Trustee under the Indenture.

                        PPL TRANSITION BOND COMPANY, LLC
                        --------------------------------

                                     PART I
                                     ------

ITEM 1. BUSINESS
------- --------

GENERAL

     On February 29, 2000, PP&L Transition Bond Company LLC (incorporated in
1999) filed a Certificate of Amendment with the Delaware Department of State to change its name to PPL Transition Bond Company, LLC, effective immediately.

     PPL Transition Bond Company, LLC (the Company) is a Delaware limited liability company, whose sole member is PPL Electric Utilities. The Company was organized in March 1999, for the sole purpose of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event that PPL Electric Utilities becomes subject to a bankruptcy proceeding.

     The only material business conducted by the Company has been the acquisition of ITP from CEP Securities and the issuance in August 1999 of $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8. The specific interest rate and maturity of each class of bonds is specified in Note 3 of the Notes to Financial Statements. Each series of Bonds have been registered in the name of Cede & Company, as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley Dean Witter.

     The Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

     The Company has no employees. PPL Electric Utilities, as Servicer under the Servicing Agreement, is required to manage, service, administer and make collections of the ITP. The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 15, 1999 with the PUC. The request was approved and revised rates became effective on January 1, 2000.

INTANGIBLE TRANSITION PROPERTY

     The ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition

Act. The PUC Restructuring Order authorized PPL Electric Utilities to securitize up to $2.85 billion of its stranded costs. PPL Electric Utilities, or any assignee of PPL Electric Utilities to whom ITP is sold, may issue and sell, in reliance on the PUC Restructuring Order, one or more series of the Bonds, each series in one or more classes, secured by ITP. The Company acquired the ITP and issued the Bonds in August 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities.

ITEM 2. PROPERTIES
------- ----------

     The Company has no physical property. Its primary asset is the ITP described above in Item 1 ("Business - Intangible Transition Property").

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------- ---------------------------------------------------------------------

(a) Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. PPL Electric Utilities owns all of the Company's equity. On August 5, 1999, PPL Electric Utilities transferred $12.1 million to the Company as an initial capital contribution, which is also the total capital contribution as of December 31, 1999. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.

(b) Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

(c) Bondholders. As of December 31, 1999 the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

     The following analysis of the results of operations and financial condition of the Company is in an abbreviated format pursuant to Instruction I of Form 10-
K. Such analysis should be read in conjunction with the financial statements attached hereto.

     As discussed above under Item 1 "Business - General," the Company is a Delaware limited liability company, whose sole member is PPL Electric Utilities. As discussed in Note 3 to Financial Statements, on August 10, 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from CEP Securities. As the Company was formed for limited purposes, as discussed under Item 1 "Business - General," the income statement effects were limited primarily to revenue from collections of ITC by the Servicer, interest income earned on the Capital Subaccount maintained by the Trustee and on temporary investments, interest expense on the Bonds, amortization of the ITP, servicing fees and other administrative expenses.

     From the period of inception, March 25, 1999, to December 31, 1999, the income generated from the ITP was approximately $151 million. The Company also earned approximately $349 thousand in interest from the Capital Subaccount maintained by the Trustee and temporary investments. Interest expense of approximately $65 million consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. The Company also incurred servicing fees of approximately $469 thousand and other administrative fees of $38 thousand.

     The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, as discussed in Item 1 "Business - General," PPL Electric Utilities remitted to the Trustee $83 million of ITC collections for the period August 10, 1999 to November 30, 1999. The first quarterly payment of Bond principal, interest and all related expenses was made by the Trustee on December 27, 1999.

     Due to the manner in which seasonal customer electricity usage levels were estimated for purpose of establishing the initial ITC, the Trustee was required to use $8.6 million of the funds in the Capital Subaccount held by the Trustee under the Indenture to meet the $29.7 million of scheduled principal payments on the Bonds on December 27, 1999 (See Note 3 to Financial Statements). The Company currently anticipates that there will be sufficient revenue to make interest payments due on the next quarterly payment date, March 27, 2000. However, after application of the remaining amounts in the Capital Subaccount and unapplied Bond proceeds, the Company anticipates a shortfall of approximately $3 million in the scheduled principal payment on that date (which shortfall does not constitiute an Event of Default under the Indenture.)

     Under the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished by increases in the ITC. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, filed a request for an adjustment to the ITC with the PUC on December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount prior to the December 2000 quarterly payment date. The adjustment went into effect on January 1, 2000.

YEAR 2000

     The Company is dependent on PPL Electric Utilities, as Servicer, to collect the ITC from customers and remit the ITC to the Trustee. PPL Electric Utilities successfully achieved Year 2000 readiness with respect to systems affecting the collection and remittance of the ITC, the ability to service the ITP, and the ability to make distributions on the Bonds. PPL Electric Utilities incurred all year 2000 remediation costs as Servicer.

     The Bank of New York, as Trustee, also successfully made the transition without incident.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To PPL Electric Utilities Corporation, the Sole Member of PPL Transition Bond Company, LLC:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of PPL Transition Bond Company, LLC at December 31, 1999, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 31, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Thousands of Dollars)

                                                                 For the Period
                                                                March 25, 1999 (date
                                                                  of inception)
                                                                 to December 31,
                                                                      1999
                                                                --------------------
REVENUE
  Intangible transition charge revenue...................              $150,852
  Interest income........................................                   349
                                                                --------------------
      Total revenue.....................................                151,201
                                                                --------------------

EXPENSES
  Amortization of intangible transition property.........                85,020
  Interest expense.......................................                65,246
  Administrative and general expenses....................                   586
                                                                --------------------
      Total expenses....................................                150,852
                                                                --------------------

Operating Income..........................................                  349

Income Tax Expense........................................                  145
                                                                --------------------

Net Income................................................                 $204
                                                                ====================

Member's equity - beginning of period.....................                    0

Member's cash contribution................................               12,101
                                                                --------------------

Member's equity - end of period...........................              $12,305
                                                                ====================


     The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

                                                                      For the Period
                                                                     March 25, 1999 (date
                                                                       of inception) to
                                                                        December 31,
                                                                            1999
                                                                     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income.................................................                    $204

  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible transition property...........                  85,020
    Amortization of debt issuance expenses...................                   1,399
    Amortization of debt discount............................                      29
    Deferred income taxes....................................                   6,250
    Changes in current assets and liabilities:
     Intangible transition charges receivable from Servicer..                 (68,507)
     Accounts receivable - income taxes......................                  (6,105)
     Interest accrued........................................                   2,255
     Payable to Servicer.....................................                   1,056
     Other...................................................                     532
  Other operating activities - net...........................                     327
                                                                     --------------------
        Net cash provided by operating activities............                  22,460
                                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of intangible transition property.................              (2,402,000)
  Change in restricted funds.................................                  (3,519)
                                                                     --------------------
        Net cash used in investing activities................              (2,405,519)
                                                                     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of transition bonds.................               2,419,737
  Repayment of transition bonds..............................                 (29,685)
  Debt issuance expenses.....................................                 (16,264)
  Equity contribution from member............................                  12,101
                                                                     --------------------
        Net cash provided by financing activities............               2,385,889
                                                                     --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................                   2,830
  Cash and Cash Equivalents at Beginning of Period...........                       0
                                                                     --------------------
  Cash and Cash Equivalents at End of Period.................                  $2,830
                                                                     --------------------

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                                    $61,562
  Income taxes                                                                     $0

        The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
BALANCE SHEET
(Thousands of Dollars)

                                                                       December 31,
                                                                           1999
                                                                       -------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents...............................                $2,830
     Intangible transition charges receivable from Servicer..                68,507
     Other receivables.......................................                    16
     Accounts receivable - income taxes......................                 6,105
     Other prepaid expenses..................................                    39
                                                                       -------------
         Current assets......................................                77,497
                                                                       -------------

  NONCURRENT ASSETS
     Intangible transition property, net.....................             2,316,980
     Unamortized debt issuance expenses......................                14,865
     Restricted funds........................................                 3,519
                                                                       -------------
         Noncurrent assets...................................             2,335,364
                                                                       -------------

         Total assets........................................            $2,412,861
                                                                       =============

LIABILITIES AND MEMBER'S EQUITY
  CURRENT LIABILITIES
     Long-term debt..........................................              $226,699
     Interest accrued .......................................                 2,255
     Payable to Servicer.....................................                 1,056
     Other...................................................                   587
                                                                       -------------
         Current liabilities.................................               230,597
                                                                       -------------

  NONCURRENT LIABILITIES
     Long-term debt, net of discount.........................             2,163,382
     Deferred income taxes...................................                 6,250
     Other...................................................                   327
                                                                       -------------
         Noncurrent liabilities..............................             2,169,959
                                                                       -------------

     Commitments and contingent liabilities..................
                                                                       -------------

  MEMBER'S EQUITY............................................                12,305
                                                                       -------------

         Total liabilities and member's equity...............            $2,412,861
                                                                       =============

        The accompanying Notes to Financial Statements are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

   Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.   NATURE OF OPERATIONS

     The financial statements include the accounts of PPL Transition Bond Company, LLC (the Company). PPL Transition Bond Company, LLC, a limited liability company established under the laws of the State of Delaware, was formed on March 25, 1999 pursuant to a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

     The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorizes the ITC to be sufficient to recover up to $2.85 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

     The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event that PPL Electric Utilities becomes subject to a bankruptcy proceeding. Both PPL Electric Utilities and the Company have treated the transfer of the ITP to the Company as a sale under applicable law. The Bonds are treated as debt obligations of the Company. The assets of the Company are not available to creditors of PPL Electric Utilities or PPL Corporation and the ITP is legally not an asset of PPL Electric Utilities or PPL Corporation. The Company is expected to terminate its existence after final maturity of the Bonds.

     The Company issued $2.42 billion of Bonds in eight different classes on August 10, 1999. See Note 3 for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRICTED FUNDS

     Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the 1999-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PPL Electric Utilities to the Company. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. Accordingly, the Capital Subaccount is classified as "Restricted funds" on the Balance Sheet.

AMORTIZATION OF INTANGIBLE TRANSITION PROPERTY

     The ITP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The ITP is solely the property of the Company.

AMORTIZATION OF DEBT ISSUANCE COSTS AND DISCOUNT ON DEBT

     The costs associated with the issuance of the Bonds have been capitalized and are being amortized over the life of the Bonds, utilizing the effective interest method.

INCOME TAXES

     The Company is a limited liability company and elected to be disregarded as a separate entity for federal and state income tax purposes. The Company's taxable income or loss is included in the consolidated federal and state income tax returns of its member. The Statement of Operations and Changes in Member's Equity reflects the Company's pro rata allocation of its member's consolidated income taxes in accordance with its member's tax sharing policy.

3. LONG-TERM DEBT AND SOURCE OF REPAYMENT

     In August 1999, the Company issued $2.42 billion of Series 1999-1 Bonds. The Bonds consist of eight classes. The Company used the proceeds from the Bonds to purchase ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities to provide flexibility to issue multiple tranches of transition bonds at different dates. The Bonds are collateralized by the ITP and other assets of the Company.

     Scheduled maturities and interest rates for the Bonds at December 31, 1999 are:

                                       Expected Final          Final
Class      Bond Rate      Amount        Payment Date       Maturity Date
--------  -----------  -------------  -----------------  -----------------
                       ($ Thousands)
A-1             6.08%    $  263,315   March 25, 2001     March 25, 2003
A-2             6.41%       178,000   December 26, 2001  December 26, 2003
A-3             6.60%       303,000   March 25, 2003     March 25, 2005
A-4             6.72%       201,000   December 26, 2003  December 26, 2005
A-5             6.83%       313,000   March 25, 2005     March 25, 2007
A-6             6.96%       223,000   December 26, 2005  December 26, 2007
A-7             7.05%       455,000   June 25, 2007      June 25, 2009
A-8             7.15%       454,000   December 26, 2008  June 25, 2009
                         ----------
                         $2,390,315
Current Maturities         (226,699)
Unamort. Discount              (234)
                         ----------

Long-term Debt           $2,163,382
                         ==========

     The carrying value of the long-term debt approximates fair market value as of December 31, 1999. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

     The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from August 10, 1999 to November 30, 1999 were $83 million. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made the first payment on the scheduled payment date of December 27, 1999. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. The Company's required Overcollateralization Subaccount level as of December 31, 1999 was $327,027. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. The Trustee was required to withdraw $8.6 million from the Capital Subaccount on December 27, 1999 to make scheduled principal payments of $29.7 million on the Bonds. Any remaining amounts collateralizing the Bonds will be released to the Company upon payment of the Bonds.

   At December 31, 1999 the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts                           Balance
---------------------------------  -------------
                                   ($ thousands)
          General                        $    0
          Reserve                             0
          Overcollateralization               0
          Capital                        $3,473

4. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the period ended December 31, 1999, the Company expensed servicing fees of approximately $469 thousand and other administrative fees of approximately $38 thousand.

     Debt issuance costs of approximately $16.3 million were incurred in connection with the issuance of the Bonds. Of that amount, about $4.2 million has been incurred by PPL Electric Utilities, with approximately $1.1 million to be reimbursed by the Company.

     At December 31, 1999, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $69 million for ITC collections.

5.      INCOME TAXES

     In 1999, the corporate federal income tax rate was 35%, and the PA corporate income tax rate was 9.99%.

     The deferred income tax liability at December 31, 1999 was related to timing differences associated with the amortization of ITP.

     Details of the components of income tax expense and a reconciliation of federal income taxes, derived from statutory tax rates applied to income from continuing operations for accounting purposes, follows (thousands of dollars):

Income Tax Expense
------------------
                                                                          1999
                                                                  ---------------------
Income Tax Expense
      Provision-Federal                                                        $(4,635)
      Provision-State                                                           (1,470)
                                                                ----------------------
                                                                                (6,105)
                                                                ----------------------

      Deferred-Federal                                                           4,745
      Deferred-State                                                             1,505
                                                                ----------------------
                                                                                 6,250
                                                                ----------------------

                                                                               $   145
                                                                ======================

Federal                                                                        $   110
State                                                                               35
                                                                ----------------------
                                                                               $   145
                                                                ======================


Reconciliation of Income Tax Expense
------------------------------------
                                                                                  1999
                                                                               -------
Indicated federal income tax on
pre-tax income at statutory tax
rate - 35%                                                                     $   122

Increase due to State income taxes                                                  23
                                                                ----------------------

Total income tax expense                                                       $   145
                                                                ======================

Effective income tax rate                                                         41.5%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

     None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

  (a)  The following documents are filed as part of this report:
       1.  Financial Statements - included in response to Item 8.
                Report of Independent Accountants

                Statement of Operations and Changes in Member's Equity for the period March 25, 1999 (inception) to December 31, 1999

                Statement of Cash Flows for the period March 25, 1999 (inception) to December 31, 1999

                Balance Sheet at December 31, 1999

       2.  Financial Statement Schedules.
              None.

       3.  Exhibits.
              See Exhibit Index which appears following the Signature page to this report.

  (b)  Reports on Form 8-K:
           None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------
                                 (Registrant)


By   /s/ John R. Biggar
---------------------------------------
John R. Biggar, Manager


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                        TITLE
                                                        -----
By   /s/ John R. Biggar                                 Manager
---------------------------------------
John R. Biggar


By   /s/ James E. Abel                                  Manager
---------------------------------------
James E. Abel


By   /s/ James S. Pennington                            Manager
---------------------------------------
James S. Pennington


By   /s/ Dwight Jenkins                                 Manager
---------------------------------------
Dwight Jenkins


By   /s/ Peter H. Sorensen                              Manager
---------------------------------------
Peter H. Sorensen

By   /s/ Stephen C. May                                 Treasurer
---------------------------------------
Stephen C. May



                                                Date: March 10, 2000

                               INDEX TO EXHIBITS
                               -----------------

     The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.


Exhibits

Exhibit No.              Description
-----------              -----------

   3.1             -     Certificate of Formulation of PP&L Transition
                         Bond Company LLC (Exhibit 4.2 to Registration
                         Statement No. 333-75369)

   3.2             -     Amended and Restated Limited Liability Company
                         Agreement of PP&L Transition Bond Company LLC, dated
                         August 10, 1999 (Exhibit 4.1.2 to the Company's Form
                         8-K report (File No. #333-75369), dated August 17,
                         1999)

   4.1             -     Indenture dated as of August 10, 1999, between PP&L
                         Transition Bond Company LLC and the Bank of New York
                         (Exhibit 4.3.1 to the Company's Form 8-K report (File
                         No. #333-75369), dated August 17, 1999.

   4.2             -     Series Supplement, dated as of August 10, 1999, between
                         PP&L Transition Bond Company LLC and the Bank of New
                         York (Exhibit 4.3.2 to the Company's Form 8-K report
                         (File No. #333-75369), dated August 17, 1999)

   10.1            -     Intangible Transition Property Sale Agreement, dated
                         August 10, 1999, between PP&L Transition Bond Company
                         LLC and CEP Securities Co. LLC (Exhibit 10.1 to the
                         Company's Form 8-K report (File No. #333-75369), dated
                         August 17, 1999)

   10.2            -     Amendment Number 1 to the Intangible Transition
                         Property Contribution Agreement among PP&L, Inc., CEP
                         Group, Inc., CEP Reserves, Inc. and PP&L Transition
                         Bond Company LLC dated August 10, 1999 (Exhibit 10.2
                         to the Company's Form 8-K report (File No. #333-75369)
                         dated August 17, 1999)

   10.3            -     Intangible Transition Property Servicing Agreement
                         dated August 10, 1999, between PP&L Transition Bond
                         Company LLC and PP&L, Inc. (Exhibit 10.3 to the
                         Company's Form 8-K report (File No. #333-75369), dated
                         August 17, 1999)

  *23              -     Consent of PricewaterhouseCoopers LLP

  *27              -     Financial Data Schedule

  *99              -     Quarterly Servicer's Certificate