Form 10-Q
period 2000-03-31
PP&L TRANSITION BOND CO INC
filed 2000-05-12
CIK 1083000

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2000
                                   ----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________ to _______________


Commission File   Registrant; State of Incorporation;  IRS Employer
   Number         Address; and Telephone No.           Identification No.
   ------         --------------------------           ------------------

   333-75369      PPL Transition Bond Company, LLC           23-3004428
                  (Delaware)
                  Two North Ninth Street, GENA92, Room 3
                  Allentown, PA 18101-1179
                  (610) 774-7934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO [_]

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                              Page

   Item 1. Financial Statements

           Statement of Operations and Changes in Member's Equity              2

           Statement of Cash Flows                                             3

           Balance Sheet                                                       4


           Notes to Financial Statements                                       5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                                  10


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  11

   Item 6. Exhibits and Reports on Form 8-K                                   11

 GLOSSARY OF TERMS AND ABBREVIATIONS                                          12

 SIGNATURES                                                                   14

PPL TRANSITION BOND COMPANY, LLC
--------------------------------

Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

                                                                                                     For the Period
                                                                                 For the           March 25, 1999 (date
                                                                               Three Months           of inception)
                                                                             Ended March 31,          to March 31,
                                                                                  2000                    1999
                                                                             ---------------       --------------------
Revenue
  Intangible transition charge revenue                                          $113,088                            $0
  Interest income......................................................               77
                                                                             -----------           --------------------
     Total revenue.....................................................          113,165


Expenses
  Amortization of intangible transition property.......................           71,203
  Interest expense.....................................................           41,435
  Administrative and general expenses..................................              450
                                                                             -----------           --------------------
     Total expenses....................................................          113,088
                                                                             -----------           --------------------
Operating Income.......................................................               77

Income tax expense.....................................................               32
                                                                             -----------           --------------------
Net Income.............................................................              $45                            $0
                                                                             ===========           ====================
Member's equity - beginning of period..................................           12,305                             0

                                                                             -----------           --------------------
Member's equity - end of period........................................          $12,350                            $0
                                                                             ===========           ====================

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)


                                                                                                              For the Period
                                                                                  For the                  March 25, 1999 (date
                                                                            Three Months Ended,              of inception) to
                                                                              March 31, 2000                  March 31, 1999
                                                                       ------------------------------  -----------------------------
Cash Flows From Operating Activities
Net Income................................................                               $45                              $0

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property............                            71,203
Amortization of debt issuance expenses....................                               879
Amortization of debt discount.............................                                18
Changes in current assets and liabilities:
 Increase in collections of intangible
  transition charge receivable from
  servicer................................................                           (17,008)
 Payable to Servicer......................................                            (1,016)
 Other....................................................                               565
Other operating activities - net..........................                               331
                                                                       ----------------------  -----------------------------
     Net cash provided by operating activities                                        55,017                               0
                                                                       ----------------------  -----------------------------

Cash Flows From Investing Activities
 Change in restricted funds...............................                             3,412                               0
                                                                       ----------------------      -------------------------
     Net cash provided by investing activities                                         3,412                               0
                                                                       ----------------------      -------------------------

Cash Flows From Financing Activities
 Retirement of transition bonds...........................                           (60,997)                              0
                                                                       -----------------------      ------------------------
     Net cash used in financing activities................                           (60,997)                              0
                                                                       ------------------------     -------------------------

Net Decrease in Cash and Cash Equivalents.........                                    (2,568)                              0
Cash and Cash Equivalents at Beginning of Period..                                     2,830                               0
                                                                       ------------------------     -------------------------
Cash and Cash Equivalents at End of Period........                                      $262                              $0
                                                                       ========================     =========================

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
BALANCE SHEET
-------------

(Thousands of Dollars)                                                                           March 31,         December 31,
                                                                                                    2000               1999
                                                                                                (Unaudited)          (Audited)
                                                                                                --------------    --------------
ASSETS
Current Assets
  Cash and cash equivalents..............................................................                  $262            $2,830
  Intangible transition charges receivable from Servicer.................................                85,515            68,507
  Accounts receivable - income taxes.....................................................                 6,104             6,105
  Prepaid expenses and other receivables.................................................                    29                55
                                                                                                ---------------     -------------
     Current assets......................................................................                91,910            77,497
                                                                                                ---------------     -------------
Noncurrent Assets
  Intangible transition property, net....................................................             2,245,777         2,316,980
  Unamortized debt issuance expenses.....................................................                13,983            14,865
  Restricted funds.......................................................................                   107             3,519
                                                                                                ---------------     -------------
     Noncurrent assets...................................................................             2,259,867         2,335,364
                                                                                                ---------------     -------------
     Total assets........................................................................            $2,351,777        $2,412,861
                                                                                                ===============     =============
LIABILITIES AND MEMBER'S EQUITY
 Current Liabilities
  Long-term debt.........................................................................              $231,523          $226,699
  Interest accrued ......................................................................                 2,204             2,255
  Payable to Servicer....................................................................                    40             1,056
  Other..................................................................................                 1,176               587
                                                                                                ---------------     -------------
     Current liabilities.................................................................               234,943           230,597
                                                                                                ---------------     -------------
Noncurrent Liabilities
  Long-term debt, net of discount........................................................             2,097,580         2,163,382
  Deferred income taxes..................................................................                 6,250             6,250
  Other..................................................................................                   654               327
                                                                                                ---------------     -------------
     Noncurrent liabilities..............................................................             2,104,484         2,169,959
                                                                                                ---------------     -------------
Commitments and contingent liabilities...................................................

                                                                                                ---------------     -------------
Member's Equity..........................................................................                12,350            12,305
                                                                                                ---------------     -------------
     Total liabilities and member's equity...............................................            $2,351,777        $2,412,861
                                                                                                ===============     =============

The accompanying Notes to Financial Statements are an integral part of the financial statements.

                       PPL Transition Bond Company, LLC
                         Notes to Financial Statements
                        ---------------------------------

   Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1. Interim Financial Statements

   Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Certain amounts in the December 31, 1999 financial statements have been reclassified to conform to the presentation in the March 31, 2000 financial statements.

2. Nature of Operations

   The financial statements include the accounts of PPL Transition Bond Company, LLC (the Company). The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999 pursuant to a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

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

   The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding. Both PPL Electric Utilities and the Company have treated the transfer of the ITP to the Company as a sale under applicable law. The Bonds are treated as debt obligations of the Company. The assets of the Company are not available to creditors of PPL Electric Utilities or PPL Corporation, and the ITP is legally not an asset of PPL Electric Utilities or PPL Corporation. The Company is expected to terminate its existence after final maturity of the Bonds.

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

Income Taxes

   The Company is a limited liability company and has elected to be disregarded as a separate entity for federal and state income tax purposes. The Company's taxable income or loss is included in the consolidated federal and state income tax returns of its member. The Statement of Operations and Changes in Member's Equity reflects the Company's pro rata allocation of its member's consolidated income taxes in accordance with its member's tax sharing policy.

4. Long-Term Debt and Source of Repayment

   In August 1999, the Company issued $2.42 billion of Series 1999-1 Bonds. The Bonds consist of eight classes. The Company used the proceeds from the Bonds to purchase ITP from CEP Securities. The Bonds are collateralized by the ITP and other assets of the Company.

Scheduled maturities and interest rates for the Bonds at March  31, 2000 are:

                                       Expected Final          Final
Class      Bond Rate      Amount        Payment Date       Maturity Date
--------  -----------  -------------  -----------------  -----------------
                       ($ Thousands)
A-1             6.08%    $  202,318   March 25, 2001     March 25, 2003
A-2             6.41%       178,000   December 26, 2001  December 26, 2003
A-3             6.60%       303,000   March 25, 2003     March 25, 2005
A-4             6.72%       201,000   December 26, 2003  December 26, 2005
A-5             6.83%       313,000   March 25, 2005     March 25, 2007
A-6             6.96%       223,000   December 26, 2005  December 26, 2007
A-7             7.05%       455,000   June 25, 2007      June 25, 2009
A-8             7.15%       454,000   December 26, 2008  June 25, 2009
                         ----------
                         $2,329,318
Current Maturities         (231,523)
Unamort. Discount              (215)
                         ----------

Long-term Debt           $2,097,580
                         ==========

   The carrying value of the long-term debt approximates fair market value as of March 31, 2000. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

   The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from December 1999 through February 2000 were $96 million. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The first payment on the Bonds was made on the scheduled payment date of December 27, 1999. The Trustee made the second payment on the scheduled payment date of March 27, 2000. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. The Company's scheduled Overcollateralization Subaccount level as of March 31, 2000 was $654,054. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. The Trustee was required to withdraw $8.6 million from the Capital Subaccount on December 27, 1999 and $3.4 million on March 27, 2000 to make principal payments of $29.7 and $60.9 million, respectively. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

   At March 31, 2000 the following balances were reflected in the Subaccounts maintained by the Trustee:

          Subaccounts                           Balance
          -----------                           --------
                                             ($ thousands)
          General                                 $  0
          Reserve                                    0
          Overcollateralization                      0
          Capital                                 $107

5. Significant Agreements and Related Party Transactions

   Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the period ended March 31, 2000, the Company expensed servicing fees of approximately $313 thousand and other administrative fees of $25 thousand.

   Debt issuance costs of approximately $16.3 million were incurred in connection with the issuance of the Bonds. Of that amount, about $4.9 million has been incurred by PPL Electric Utilities, with approximately $40 thousand remaining to be reimbursed by the Company.

  At March 31, 2000, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $86 million for ITC collections.

                       PPL Transition Bond Company, LLC
                       --------------------------------

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

Forward-Looking Information

   Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statement. Any such forward-looking statements should be considered in conjunction with PPL Electric Utilities' and the Company's other documents on file with the SEC.

   New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL Electric Utilities or the Company to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PPL Electric Utilities nor the Company undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

Results of Operations

   The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instruction H of Form 10-
Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999.

   PPL Transition Bond Company, LLC (the Company) is a Delaware limited liability company organized in March 1999 for the limited purposes of purchasing ITP and issuing Bonds secured by the ITP. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

   During the three months ended March 31, 2000, the income generated from the ITP was approximately $113 million. The Company also earned approximately $77 thousand in interest from the Capital Subaccount maintained by the Trustee and temporary investments. Interest expense of approximately $41 million consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. The Company also incurred servicing fees of approximately $313 thousand and other administrative fees of $25 thousand.

     The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $96 million of ITC collections for the period December 1, 1999 to February 29, 2000.

     A quarterly payment of Bond principal, interest and all related expenses was made by the Trustee on March 27, 2000. Due to the manner in which seasonal customer electricity usage levels were estimated for purpose of establishing the initial ITC, the Trustee was required to use $4.9 million of the funds in the Capital Subaccount (including approximately $1.5 million of excess Bond proceeds transferred to the Capital Account). There was sufficient revenue to make interest payments due on the quarterly payment date, March 27, 2000. After application of the remaining $4.9 million in the Capital Subaccount and unapplied Bond proceeds, the Company had a shortfall of $1.2 million in the scheduled principal payment on that date (which shortfall does not constitute an Event of Default under the Indenture).

     The Company currently anticipates that there will be sufficient revenue to make interest payments due on the next quarterly payment date, June 26, 2000. However, after application of the remaining amount of the unapplied Bond proceeds, the Company anticipates a shortfall of approximately $2 million in the scheduled principal payment on that date (which shortfall would not constitute an Event of Default under the Indenture).

     Under the annual reconciliation process established by the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished, and shortfalls in the scheduled principal payments must be made up, by increases in the ITC. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, filed a request for an adjustment to the ITC with the PUC on December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount and to make up shortfalls in scheduled principal payments prior to the December 2000 quarterly payment date. These adjustment went into effect on January 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Not applicable.

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

             27 - Financial Data Schedule

             99 - Quarterly Servicer's Certificate

     (b)  Reports on Form 8-K

          None.

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

PPL Electric Utilities - PPL Electric Utilities Corporation.

PUC - The Pennsylvania Public Utility Commission.

PUC Restructuring Order - The final order issued by the PUC to PPL Electric Utilities in August 1998, in connection with PPL Electric Utilities' restructuring filing under the Competition Act, as supplemented by the May 1999 PUC order.

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

Reserve Subaccount - An account held by the Trustee, under the Indenture, which consists of remaining funds available after required allocations on the quarterly payment dates.

SEC -  Securities and Exchange Commission.

Servicer - PPL Electric Utilities acting in its capacity under the Servicing Agreement. In this capacity, PPL Electric Utilities calculates, bills and collects ITC, and maintains applicable accounting records, among other duties.

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


                                  PPL Transition Bond Company, LLC
                                  -------------------------------------
                                            (Registrant)


Date:  May 12, 2000                         /s/ John R. Biggar
                                  -------------------------------------
                                        John R. Biggar, Manager


                                         /s/ James E. Abel
                                  -------------------------------------
                                       James E. Abel, Manager


                                         /s/ Stephen C. May
                                  -------------------------------------
                                      Stephen C. May, Treasurer