Form 10-Q
period 2000-06-30
PP&L TRANSITION BOND CO INC
filed 2000-08-10
CIK 1083000

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                     ------------------    ---------------


Commission File      Registrant; State of Incorporation;         IRS Employer
   Number            Address; and Telephone No.               Identification No.
   ------            --------------------------               ------------------

 333-75369           PPL Transition Bond Company, LLC           23-3004428
                     (Delaware)
                     Two North Ninth Street, GENA92, Room 3
                     Allentown, PA  18101-1179
                     (610) 774-7934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                        PPL TRANSITION BOND COMPANY, LLC
                        --------------------------------

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                              Page

      Item 1. Financial Statements


              Statement of Operations and Changes in Member's Equity           1

              Statement of Cash Flows                                          2

              Balance Sheet                                                    3

              Notes to Financial Statements                                    4

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8

      Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                                          10

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                               11

      Item 6. Exhibits and Reports on Form 8-K                                11

GLOSSARY OF TERMS AND ABBREVIATIONS                                           12

SIGNATURES                                                                    14

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY

(Thousands of Dollars)

                                                                      Three Months                      Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                -------------------------     ----------------------------
                                                                  2000            1999            2000            1999 (a)
                                                                ---------       ---------      ---------         ---------
                                                               (unaudited)      (audited)     (unaudited)        (audited)
Revenue
    Intangible transition charge revenue.......................  $92,973                        $206,061
    Interest income............................................        4                              81
                                                                ---------       ---------      ---------         ---------
            Total revenue......................................   92,977                         206,142
                                                                ---------       ---------      ---------         ---------

Expenses
    Amortization of intangible transition property.............   52,039                         123,242
    Interest expense...........................................   40,467                          81,902
    Administrative and general expenses........................      466                             916
                                                                ---------       ---------      ---------         ---------
            Total expenses.....................................   92,972                         206,060
                                                                ---------       ---------      ---------         ---------

Operating Income...............................................        5                              82

Income tax expense.............................................        2                              34
                                                                ---------       ---------      ---------         ---------

Net Income.....................................................       $3                             $48
                                                                =========       =========      =========         =========
Member's equity - beginning of period..........................   12,350                          12,305

Member's cash contribution.....................................                      $1                                 $1
                                                                ---------       ---------      ---------         ---------

Member's equity - end of period................................  $12,353             $1          $12,353                $1
                                                                =========       =========      =========         =========


(a)  For the Period March 25, 1999 (date of inception) to June 30, 1999


The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF CASH FLOWS

(Thousands of Dollars)

                                                                                             For the Period
                                                                      For the             March 25, 1999 (date
                                                                  Six Months Ended           of inception) to
                                                                   June 30, 2000              June 30, 1999
                                                                  ------------------     ----------------------
                                                                    (unaudited)                (audited)
Cash Flows From Operating Activities
  Net Income.................................................                  $48                           $0

Adjustments to reconcile net income to net cash
 provided by operating activities:
      Amortization of intangible transition property.........              123,242
      Amortization of debt issuance expenses.................                1,721
      Amortization of debt discount..........................                   35
      Changes in current assets and liabilities:
      Intangible transition charges receivable
        from Servicer........................................               (6,739)
      Payable to Servicer....................................               (1,056)                       1,056
      Other..................................................                1,269
Other operating activities - net.............................                  654
                                                                  -----------------      -----------------------
Net cash provided by operating activities....................              119,174                        1,056
                                                                  -----------------      -----------------------

Cash Flows From Investing Activities
Decrease in restricted funds.................................                  663
                                                                  -----------------      -----------------------
Net cash provided by investing activities....................                  663
                                                                  -----------------      -----------------------

Cash Flows From Financing Activities
Retirement of transition bonds...............................             (122,327)
Debt issuance expenses.......................................                                            (1,056)
Equity contribution from member..............................                                                 1
                                                                  -----------------      -----------------------
Net cash used in financing activities........................             (122,327)                      (1,055)
                                                                  -----------------      -----------------------

Net Increase (Decrease) in Cash and Cash Equivalents.........               (2,490)                           1
Cash and Cash Equivalents at Beginning of Period.............                2,830
                                                                  -----------------      -----------------------
Cash and Cash Equivalents at End of Period...................                 $340                           $1
                                                                  =================      =======================

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for:
   Interest                                                                $80,254                           $0
   Income taxes                                                                 $0                           $0


The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
BALANCE SHEET


(Thousands of Dollars)                                                  June 30,    December 31,
                                                                         2000           1999
                                                                     -----------   -----------
                                                                     (Unaudited)     (Audited)
ASSETS
 Current Assets
   Cash and cash equivalents ......................................   $      340   $    2,830
   Intangible transition charges receivable from Servicer .........       75,246       68,507
   Accounts receivable from member - income taxes .................        6,102        6,105
   Prepaid expenses and other receivables .........................            8           55
                                                                     -----------   -----------
     Current assets ...............................................       81,696       77,497
                                                                     -----------   -----------

 Noncurrent Assets
   Intangible transition property, net ............................    2,193,737    2,316,980
   Unamortized debt issuance expenses .............................       13,144       14,865
   Restricted funds ...............................................        2,856        3,519
                                                                     -----------   -----------
     Noncurrent assets ............................................    2,209,737    2,335,364
                                                                     -----------   -----------

     Total assets .................................................   $2,291,433   $2,412,861
                                                                     ===========   ===========

LIABILITIES AND MEMBER'S EQUITY
 Current Liabilities
   Long-term debt .................................................   $  233,509   $  226,699
   Interest accrued ...............................................        2,152        2,255
   Payable to Servicer ............................................                     1,056
   Other...........................................................        1,908          587
                                                                     -----------   -----------
     Current liabilities ..........................................      237,569      230,597
                                                                     -----------   -----------

 Noncurrent Liabilities
   Long-term debt, net of discount.................................    2,034,280    2,163,382
   Deferred income taxes ..........................................        6,250        6,250
   Other...........................................................          981          327
                                                                     -----------   -----------
     Noncurrent liabilities .......................................    2,041,511    2,169,959
                                                                     -----------   -----------

  Commitments and Contingent Liabilities...........................
                                                                     -----------   -----------

  Member's Equity .................................................       12,353       12,305
                                                                     -----------   -----------

     Total liabilities and member's equity ........................   $2,291,433   $2,412,861
                                                                     ===========   ===========


The accompanying Notes to Financial Statements are an integral part of the financial statements.

                        PPL Transition Bond Company, LLC
                          Notes to Financial Statements
                        --------------------------------

     Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.   Interim Financial Statements

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Certain amounts in the December 31, 1999 financial statements have been reclassified to conform to the presentation in the June 30, 2000 financial statements.

2.   Nature of Operations

     The financial statements include the accounts of PPL Transition Bond Company, LLC (the Company). The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999 pursuant to a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

     The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorized the ITC to be sufficient to recover up to $2.85 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

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

Scheduled maturities and interest rates for the Bonds at June 30, 2000 are:

                                                               Expected Final                    Final
Class         Bond Rate                   Amount               Payment Date                      Maturity Date
-----         ---------                   ------               ------------------                -----------------
                                       ($ Thousands)
A-1             6.08%                     $  140,988            March 25, 2001                    March 25, 2003
A-2             6.41%                        178,000            December 26, 2001                 December 26, 2003
A-3             6.60%                        303,000            March 25, 2003                    March 25, 2005
A-4             6.72%                        201,000            December 26, 2003                 December 26, 2005
A-5             6.83%                        313,000            March 25, 2005                    March 25, 2007
A-6             6.96%                        223,000            December 26, 2005                 December 26, 2007
A-7             7.05%                        455,000            June 25, 2007                     June 25, 2009
A-8             7.15%                        454,000            December 26, 2008                 June 25, 2009
                                          ----------
                                          $2,267,988
Current Maturities                          (233,509)
Unamort. Discount                               (199)
                                          ----------

Long-term Debt                            $2,034,280
                                          ==========

     The carrying value of the long-term debt approximates fair market value as of June 30, 2000. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

     The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from December 1999 through May 2000 were $200 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March

27 and June 25, 2000. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. The Company's scheduled Overcollateralization Subaccount level as of June 30, 2000, was $981,081. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. The Trustee was required to withdraw $8.6 million from the Capital Subaccount on December 27, 1999 and $3.4 million from the Capital Subaccount on March 27, 2000 to help make principal payments of $29.7 and $60.9 million, respectively. On June 25, 2000, the Trustee replenished the Capital Subaccount in the amount of $2.8 million. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

     At June 30, 2000, the following balances were reflected in the Subaccounts maintained by the Trustee:

                  Subaccounts                                        Balance
                  -----------                                        -------
                                                                  ($ thousands)
                  General                                            $    0
                  Reserve                                                 0
                  Overcollateralization                                   0
                  Capital                                            $2,856

5.   Significant Agreements and Related Party Transactions

     Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the three months ended June 30, 2000, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the six months ended June 30, 2000 the Company expensed servicing fees of approximately $626,000 and other administrative fees of $50,000.

     Debt issuance costs of approximately $16.3 million were incurred in connection with the issuance of the Bonds. Of that amount, about $4.9 million has been incurred by PPL Electric Utilities and has been reimbursed by the Company.

     At June 30, 2000, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $75 million for ITC collections.

                        PPL Transition Bond Company, LLC
                        --------------------------------

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

Forward-Looking Information

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in conjunction with PPL Electric Utilities' and the Company's other documents on file with the SEC.

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

Results of Operations

     The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999.

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

     During the six months ended June 30, 2000, the revenue generated from the ITP was approximately $206 million. The Company also earned approximately $81,000 in interest from the Capital Subaccount maintained by the Trustee and temporary investments. Interest expense of approximately $82 million consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. For the six months ended June 30, 2000, the Company also incurred administrative and general expenses of approximately $916,000, including servicing fees of approximately $626,000 and other administrative fees of $50,000.

     The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $200 million of ITC collections for the period December 1, 1999 to May 31, 2000.

     Quarterly payments of Bond principal, interest and all related expenses were made by the Trustee on March 27, 2000 and June 25, 2000. Due to the manner in which seasonal customer electricity usage levels were estimated for purpose of establishing the initial ITC, the Trustee was required to use $4.9 million of the funds in the Capital Subaccount on March 27, 2000 (including approximately $1.5 million of excess Bond proceeds transferred to the Capital Account). There was sufficient revenue to make interest payments due on the quarterly payment date, March 27, 2000. After application of the remaining $4.9 million in the Capital Subaccount and unapplied Bond proceeds, the Company had a shortfall of $1.2 million in the scheduled principal payment on that date (which shortfall does not constitute an Event of Default under the Indenture). On June 25, 2000, there was sufficient revenue to make the scheduled quarterly principal and interest payments, to pay the $1.2 million shortfall in the scheduled principal payment for March 2000, and to replenish the Capital Subaccount in the amount of $2.8 million.

     The Company currently anticipates that there will be sufficient revenue to make interest and principal payments due on the next quarterly payment date, September 25, 2000.

     Under the annual reconciliation process established by the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished, and shortfalls in the scheduled principal payments must be made up, by increases in the ITC. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, filed a request for an adjustment to the ITC with the PUC on December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount and to make up shortfalls in scheduled principal payments prior to the December 2000 quarterly payment date. This adjustment went into effect on January 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Not applicable.

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000 CEP Securities is a subsidiary of PPL Energy Funding Corp.

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

ITP - Intangible Transition Property, which is the property right created under the Competition Act representing the irrevocable right of PPL Transition Bond Company, LLC to receive, through ITC, amounts sufficient to recover all Qualified Transition Expenses.

Overcollateralization Subaccount - An account held by the Trustee under the Indenture, which is funded ratably from collections of ITC over the term of each series of transition bonds.

PPL Electric Utilities - PPL Electric Utilities Corporation, the sole member of PPL Transition Bond Company, LLC.

PUC - The Pennsylvania Public Utility Commission.

PUC Restructuring Order - The final order issued by the PUC to PPL Electric Utilities in August 1998, in connection with PPL Electric Utilities' restructuring filing under the Competition Act, as supplemented by the May 1999 PUC order.

Qualified Transition Expenses - The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

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


                                             PPL Transition Bond Company, LLC
                                             -----------------------------------
                                                       (Registrant)




Date:  August 10, 2000                               /s/ James E. Abel
                                             -----------------------------------
                                                   James E. Abel, Manager


                                                    /s/ Stephen C. May
                                             -----------------------------------
                                                 Stephen C. May, Treasurer