Form 10-Q
period 2000-09-30
PP&L TRANSITION BOND CO INC
filed 2000-11-03
CIK 1083000

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  September 30, 2000
                                   --------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [_]

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                      Page
   Item 1. Financial Statements

          Statement of Operations and Changes in Member's Equity      1

          Statement of Cash Flows                                     2

          Balance Sheet                                               3


          Notes to Financial Statements                               4

   Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

   Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                           9

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                         10

   Item 6. Exhibits and Reports on Form 8-K                          10

GLOSSARY OF TERMS AND ABBREVIATIONS                                  11

SIGNATURES                                                           13

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
Part 1. FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements
--------------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)


                                                              Three Months                           Nine Months
                                                           Ended September 30,                   Ended September 30,
                                                       ---------------------------           --------------------------
                                                           2000           1999                  2000          1999 (a)
                                                        ---------      ---------              --------       ----------
Revenue
    Intangible transition charge revenue.................  $95,363       $64,164              $301,424        $64,164
    Interest income......................................       55           100                   136            100
                                                           -------       -------              --------        -------
                      Total revenue......................   95,418        64,264               301,560         64,264
                                                           -------       -------              --------        -------

Expenses
    Amortization of intangible transition property.......   55,343        40,800               178,585         40,800
    Interest expense.....................................   39,503        23,722               121,405         23,722
    Administrative and general expenses..................      518           299                 1,434            299
                                                           -------       -------              --------        -------
                      Total expenses.....................   95,364        64,821               301,424         64,821
                                                           -------       -------              --------        -------
Operating Income (Loss)..................................       54          (557)                  136           (557)

Income tax expense (benefit).............................       22          (231)                   56           (231)
                                                           -------       -------              --------        -------
Net Income (Loss)........................................  $    32       $  (326)             $     80        $  (326)
                                                           =======       =======              ========        =======
Member's equity - beginning of period....................   12,353             1                12,305              0

Member's cash contribution...............................                 12,100                               12,101
                                                           -------       -------              --------        -------
Member's equity - end of period..........................  $12,385       $11,775              $ 12,385        $11,775
                                                           =======       =======              ========        =======

(a)  For the Period March 25, 1999 (date of inception) to September 30, 1999.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

                                                                                                               For the Period
                                                                                             For the         March 25, 1999 (date
                                                                                        Nine Months Ended      of inception) to
                                                                                        September 30, 2000   September 30, 1999
                                                                                       -------------------   -------------------
Cash Flows From Operating Activities
  Net Income (Loss)................................................................         $        80             $      (326)

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of intangible transition property................................             178,585                  40,800
     Amortization of debt issuance expenses........................................               2,521                     454
     Amortization of debt discount.................................................                  51                      11
     Deferred income taxes.........................................................                                        (318)
     Changes in current assets and liabilities:
         Intangible transition charges receivable
            from Servicer..........................................................              (5,250)                (55,734)
         Payable to Servicer.......................................................              (1,056)                  1,293
         Other.....................................................................               1,766                  23,664
  Other operating activities - net.................................................                 981                     120
                                                                                        ---------------         ---------------
         Net cash provided by operating activities.................................             177,678                   9,964
                                                                                        ---------------         ---------------

Cash Flows From Investing Activities
  Purchase of intangible transition property.......................................                                  (2,402,000)
  Increase in restricted funds.....................................................              (5,632)                (12,200)
                                                                                        ---------------         ---------------
         Net cash used in investing activities.....................................              (5,632)             (2,414,200)
                                                                                        ---------------         ---------------

Cash Flows From Financing Activities
   Proceeds from issuance of transition bonds......................................                                   2,419,737
   Retirement of transition bonds..................................................            (174,624)
   Debt issuance expenses..........................................................                                     (14,281)
   Equity contribution from member.................................................                                      12,101
                                                                                        ---------------         ---------------
          Net cash provided by (used in) financing activities......................            (174,624)              2,417,557
                                                                                        ---------------         ---------------

Net Increase (Decrease) in Cash and Cash Equivalents...............................              (2,578)                 13,321
Cash and Cash Equivalents at Beginning of Period...................................               2,830                       0
                                                                                        ---------------         ---------------
Cash and Cash Equivalents at End of Period.........................................          $      252             $    13,321
                                                                                        ===============         ===============

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
   Interest........................................................................         $  118,985             $         0
   Income taxes....................................................................         $        0             $         0

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
BALANCE SHEET
(Unaudited)

(Thousands of Dollars)                                        September 30,    December 31,
                                                                   2000            1999
                                                              -------------    ------------
ASSETS
 Current Assets
    Cash and cash equivalents...............................  $         252    $      2,830
    Intangible transition charges receivable from Servicer..         73,757          68,507
    Accounts receivable from member - income taxes..........          6,162           6,105
    Prepaid expenses and other receivables..................             58              55
                                                              -------------    ------------
       Current assets.......................................         80,229          77,497
                                                              -------------    ------------

 Noncurrent Assets
    Intangible transition property, net.....................      2,138,395       2,316,980
    Unamortized debt issuance expenses......................         12,344          14,865
    Restricted funds........................................          9,151           3,519
                                                              -------------    ------------
       Noncurrent assets....................................      2,159,890       2,335,364
                                                              -------------    ------------

       Total assets.........................................  $   2,240,119    $  2,412,861
                                                              =============    ============

LIABILITIES AND MEMBER'S EQUITY
 Current Liabilities
    Long-term debt..........................................  $     236,859    $    226,699
    Interest accrued........................................          2,107           2,255
    Payable to Servicer.....................................                          1,056
    Other...................................................          2,561             587
                                                              -------------    ------------
       Current liabilities..................................        241,527         230,597
                                                              -------------    ------------

 Noncurrent Liabilities
    Long-term debt, net of discount.........................      1,978,649       2,163,382
    Deferred income taxes...................................          6,250           6,250
    Other...................................................          1,308             327
                                                              -------------    ------------
       Noncurrent liabilities...............................      1,986,207       2,169,959
                                                              -------------    ------------

 Commitments And Contingent Liabilities.....................
                                                              -------------    ------------

 Member's Equity............................................         12,385          12,305
                                                              -------------    ------------

       Total liabilities and member's equity................  $   2,240,119    $  2,412,861
                                                              =============    ============

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

1. Interim Financial Statements

   Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Certain amounts in the September 30, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the September 30, 2000 financial statements.

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

Scheduled maturities and interest rates for the Bonds at September 30, 2000 are:

                                       Expected Final     Final
Class      Bond Rate      Amount       Payment Date       Maturity Date
-----      ---------      ------       ----------------   -----------------
                       ($ Thousands)
A-1          6.08%      $   88,690     March 25, 2001     March 25, 2003
A-2          6.41%         178,000     December 26, 2001  December 26, 2003
A-3          6.60%         303,000     March 25, 2003     March 25, 2005
A-4          6.72%         201,000     December 26, 2003  December 26, 2005
A-5          6.83%         313,000     March 25, 2005     March 25, 2007
A-6          6.96%         223,000     December 26, 2005  December 26, 2007
A-7          7.05%         455,000     June 25, 2007      June 25, 2009
A-8          7.15%         454,000     December 26, 2008  June 25, 2009
                        ----------
                        $2,215,690
Current Maturities        (236,859)
Unamort. Discount             (182)
                        ----------

Long-term Debt          $1,978,649
                        ==========

   The carrying value of the long-term debt approximates fair market value as of September 30, 2000. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

   The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from December 1999 through August 2000 were $297 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 27, June 26 and September 25, 2000. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. An amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. The Trustee was required to withdraw $8.6 million from the Capital Subaccount on December 27, 1999 and $3.4 million from the Capital Subaccount on March 27, 2000 to help make principal payments of $29.7 and $60.9 million, respectively. On June 26, 2000, the Trustee replenished the Capital Subaccount in the amount of $2.8 million, and on September 25, 2000, the Trustee replenished the Capital Subaccount in the amount of $6.3 million. Additionally, the Company's scheduled Overcollateralization Subaccount level as of September 30, 2000, was $1.3 million. As of September 30, 2000, no allocations of any required amounts to the Overcollateralization Subaccount have been made. The Overcollateralization Subaccount level will be replenished to equal the scheduled overcollateralization level after all shortfalls in the Capital Subaccount have been replenished. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

   At September 30, 2000, the following balances were reflected in the Subaccounts maintained by the Trustee:

          Subaccounts                 Balance
          -----------                 -------
                                   ($ Thousands)
          General                        $    0
          Reserve                             0
          Overcollateralization               0
          Capital                        $9,151

5. Significant Agreements and Related Party Transactions

   Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the three months ended September 30, 2000, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the nine months ended September 30, 2000, the Company expensed servicing fees of approximately $939,000 and other administrative fees of $75,000.

   Debt issuance costs of approximately $16.3 million were incurred in connection with the issuance of the Bonds. Of that amount, about $4.9 million has been incurred by PPL Electric Utilities and has been reimbursed by the Company.

   At September 30, 2000, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $74 million for ITC collections.

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

   During the nine months ended September 30, 2000, the revenue generated from the ITP was approximately $301 million. The Company also earned approximately $136,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. Interest expense of approximately $121 million consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. For the nine months ended September 30, 2000, the Company also incurred administrative and general expenses of approximately $1.4 million, including servicing fees of approximately $939,000 and other administrative fees of $75,000.

   The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $297 million of ITC collections for the period December 1, 1999 to August 31, 2000.

   Quarterly payments of Bond principal, interest and all related expenses were made by the Trustee on March 27, June 26, and September 25, 2000. Due to the manner in which seasonal customer electricity usage levels were estimated for purpose of establishing the initial ITC, the Trustee was required to use $4.9 million of the funds in the Capital Subaccount on March 27, 2000 (including approximately $1.5 million of excess Bond proceeds transferred to the Capital Subaccount). There was sufficient revenue to make interest payments due on the quarterly payment date, March 27, 2000. After application of the remaining $4.9 million in the Capital Subaccount and unapplied Bond proceeds, the Company had a shortfall of $1.2 million in the scheduled principal payment on that date (which shortfall did not constitute an Event of Default under the Indenture). On June 26, 2000, there was sufficient revenue to make the scheduled quarterly principal and interest payments, to pay the $1.2 million shortfall in the scheduled principal payment for March 2000, and to replenish the Capital Subaccount in the amount of $2.8 million. On September 25, 2000, there was sufficient revenue to make the scheduled quarterly principal and interest payments, and to replenish the Capital Subaccount by an additional $6.3 million.

   The Company currently anticipates that there will be sufficient revenue to make interest and principal payments due on the next quarterly payment date of December 26, 2000, and to replenish the shortfalls in the Capital and Overcollateralization Subaccounts.

   Under the annual reconciliation process established by the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished, and shortfalls in the scheduled Overcollateralization level and scheduled principal payments must be made up, by increases in the ITC. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, filed a request for an adjustment to the ITC with the PUC on December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount and to make up shortfalls in the scheduled Overcollateralization level and scheduled principal payments by the December 2000 quarterly payment date. This adjustment went into effect on January 1, 2000.

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


                                  PPL Transition Bond Company, LLC
                                  --------------------------------
                                            (Registrant)



Date: November 3, 2000                     /s/ James S. Pennington
                                      ----------------------------
                                      James S. Pennington, Manager


                                           /s/ Stephen C. May
                                     ------------------------------
                                        Stephen C. May, Treasurer