Form 10-K405
period 2000-12-31
PP&L TRANSITION BOND CO INC
filed 2001-02-22
CIK 1083000

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]     NO [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                     Documents incorporated by reference:

Not applicable.

                       PPL TRANSITION BOND COMPANY, LLC
                       --------------------------------

                          FORM 10-K ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 2000
                     ------------------------------------

                               TABLE OF CONTENTS
                               -----------------

Item                                                                       Page
                                     PART I
                                     ------
   1.  Business...........................................................  1

   2.  Properties.........................................................  1

   3.  Legal Proceedings..................................................  1

   4.  Submission of Matters to a Vote of Security Holders................  1



                                    PART II
                                    -------

   5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters............................................................  2

   6.  Selected Financial Data............................................  2

   7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  2

  7A.  Quantitative and Qualitative Disclosures About Market Risk.........  3

   8.  Financial Statements and Supplementary Data

          Report of Independent Accountants...............................  4

          Statement of Operations and Changes in Member's Equity..........  5

          Statement of Cash Flows.........................................  6

          Balance Sheet...................................................  7

          Notes to Financial Statements...................................  8

   9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................... 10


                                    PART III
                                    --------

   10. Directors and Executive Officers of the Registrant................. 11

   11. Executive Compensation............................................. 11

   12. Security Ownership of Certain Beneficial
       Owners and Management.............................................. 11

   13. Certain Relationships and Related Transactions..................... 11


                                    PART IV
                                    -------

   14. Exhibits, Financial Statement Schedules and Reports on
       Form 8-K........................................................... 11

       Signatures......................................................... 12

       Exhibit Index...................................................... 13

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount - An account held by the Trustee under the Indenture which is funded by a contribution to PPL Transition Bond Company, LLC by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and formerly an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000 CEP Securities is an indirect wholly-owned subsidiary of PPL Energy Funding Corp.

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

Item 1.  Business
-----------------

General

On February 29, 2000, PP&L Transition Bond Company LLC (incorporated in 1999) filed a Certificate of Amendment with the Delaware Department of State to change its name to PPL Transition Bond Company, LLC, effective immediately.

PPL Transition Bond Company, LLC (the Company) is a Delaware limited liability company, whose sole member is PPL Electric Utilities. The Company was organized in March 1999, for the limited purposes of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event that PPL Electric Utilities becomes subject to a bankruptcy proceeding.

The only material business conducted by the Company has been the servicing of the ITP. During the year, the Company collected revenue from the ITP in the amount of $406 million and earned approximately $175,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. Principal payments of $227 million and interest payments of $157 million were made during the year on the Bonds. Of the original issuance in August 1999 of $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8, there remains approximately $2.16 billion of Bonds outstanding. The Company also replenished the Capital Account and the Overcollateralization Subaccounts to their required levels and incurred administrative and general expenses of approximately $1.8 million, including servicing fees of approximately $1.2 million and other administrative fees of $100,000. The specific interest rate and maturity of each class of bonds is specified in Note 3 of the Notes to Financial Statements. Each series of Bonds have been registered in the name of Cede & Company, as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley Dean Witter.

The Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

The Company has no employees. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 15, 1999 and December 15, 2000 with the PUC. The requests were approved and revised rates became effective on January 1, 2000 for the December 15, 1999 filing and January 1, 2001 for the December 15, 2000 filing.

Intangible Transition Property

The ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorized PPL Electric Utilities to securitize up to $2.85 billion of its stranded costs. PPL Electric Utilities, or any assignee of PPL Electric Utilities to whom ITP is sold, may issue and sell, in reliance on the PUC Restructuring Order, one or more series of the Bonds, each series in one or more classes, secured by ITP. The Company acquired the ITP and issued the Bonds in August 1999. The principal amount of the Bonds, interest, servicing fees, and funding of reserves will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities.

Item 2.  Properties
-------------------

The Company has no physical property. Its primary asset is the ITP described above in Item 1 ("Business - Intangible Transition Property").

Item 3.  Legal Proceedings
--------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Omitted pursuant to Instruction I of Form 10-K.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

(a) Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. PPL Electric Utilities owns all of the Company's equity. On August 5, 1999, PPL Electric Utilities transferred $12.1 million to the Company as an initial capital contribution, which is also the total capital contribution as of December 31, 2000. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.

(b) Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

(c) Bondholders. As of December 31, 2000 the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.


Item 6.  Selected Financial Data
--------------------------------

Omitted pursuant to Instruction I of Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following analysis of the results of operations and financial condition of the Company is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

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

Revenue generated in 2000 from the ITP was approximately $406 million and for the period August 10, 1999 to December 31, 1999 was $151 million. During 2000 and 1999, the Company also earned approximately $175 thousand and $349 thousand, respectively, in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. In 2000 and 1999, the Company also incurred interest expense of approximately $160 million and $65 million, respectively, which consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. For 2000 and 1999, the Company also incurred administrative and general expenses of approximately $1.8 million and $586,000, respectively.

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive electric delivery service from PPL Electric Utilities. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, as discussed in Item 1 "Business - General," PPL Electric Utilities remitted to the Trustee $393 million of ITC collections for the period December 1999 to November 2000 and $83 million of ITC collections for the period August 1999 to November 1999. Each quarter, such monies were used by the Trustee to make scheduled principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture.

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

During 2000, the Trustee replenished the shortfall in the Capital Subaccount by $2.7 million on June 26, 2000, an additional $6.5 million on September 25, 2000, and the remaining $2.8 million on December 26, 2000. Additionally, the Company's scheduled Overcollateralization Subaccount level of $1.6 million was funded and $1.3 million was deposited into the Reserve subaccount on December 26, 2000.

Under the annual reconciliation process established by the Competition Act and the PUC Restructuring Order, withdrawals from the Capital Subaccount must be replenished, and shortfalls in the scheduled Overcollateralization Subaccount level and scheduled principal payments must be made up by increases in the ITC. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, filed a request for an adjustment to the ITC with the PUC on December 15, 1999 to produce additional revenues sufficient to replenish the Capital Subaccount and to fund the Overcollateralization Subaccount to its required level prior to the December 2000 quarterly payment date. The adjustment went into effect on January 1, 2000. PPL Electric Utilities filed a second request for an adjustment to the ITC with the PUC on December 15, 2000. The adjustment went into effect on January 1, 2001.




Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

None.

                       Report of Independent Accountants


To PPL Electric Utilities Corporation, the Sole Member of PPL Transition Bond Company, LLC:


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of PPL Transition Bond Company, LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from March 25, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Philadelphia, PA
January 29, 2001

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

PPL TRANSITION BOND COMPANY, LLC
--------------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY FOR THE YEARS ENDED DECEMBER 31,

(Thousands of Dollars)

                                                                  2000               1999(a)
                                                            ----------------    -----------------
Revenue
   Intangible transition charge revenue...................       $   405,718         $    150,852
   Interest income........................................               175                  349
                                                            ----------------    -----------------
          Total revenue...................................           405,893              151,201
                                                            ----------------    -----------------

Expenses
   Amortization of intangible transition property.........           243,803               85,020
   Interest expense and taxes other than income...........           160,155               65,246
   Administrative and general expenses....................             1,837                  586
                                                            ----------------    -----------------
          Total expenses..................................           405,795              150,852
                                                            ----------------    -----------------

Operating Income..........................................                98                  349

Income Tax Expense........................................                73                  145
                                                            ----------------    -----------------

Net Income................................................       $        25         $        204
                                                            ================    =================

Member's equity - beginning of period.....................            12,305                    0

Member's cash contribution................................                                 12,101

                                                            ----------------    -----------------
Member's equity - end of period...........................       $    12,330         $     12,305
                                                            ================    =================

(a) For the period March 25, 1999 (date of inception) to December 31, 1999.



The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Thousands of Dollars)

                                                                                    2000           1999(a)
                                                                                -------------   --------------
Cash Flows From Operating Activities
 Net Income...................................................................   $         25    $         204

Adjustments to reconcile net income to net cash provided by
 operating activities:
 Amortization of intangible transition property...............................        243,803           85,020
 Amortization of debt issuance expenses.......................................          3,287            1,399
 Amortization of debt discount................................................             66               29
 Deferred income taxes........................................................         (6,250)           6,250
 Changes in current assets and liabilities:
 Intangible transition charges receivable from Servicer.......................        (13,677)         (68,507)
 Accounts receivable - income taxes...........................................                          (6,105)
 Taxes and Interest accrued...................................................          5,967            2,255
 Payable to Servicer..........................................................         (1,056)           1,056
 Other........................................................................          2,777              532
Other operating activities - net..............................................          1,308              327
                                                                                -------------   --------------
     Net cash provided by operating activities................................        236,250           22,460
                                                                                -------------   --------------

Cash Flows From Investing Activities
 Purchase of intangible transition property...................................                      (2,402,000)
 Decrease in restricted funds.................................................        (11,588)          (3,519)
                                                                                -------------   --------------
     Net cash used in investing activities....................................        (11,588)      (2,405,519)
                                                                                -------------   --------------

Cash Flows From Financing Activities
 Proceeds from issuance of transition bonds...................................                       2,419,737
 Repayment of transition bonds................................................       (226,699)         (29,685)
 Debt issuance expenses.......................................................                         (16,264)
 Equity contribution from member..............................................                          12,101
                                                                                -------------   --------------
     Net cash provided by (used in) financing activities......................       (226,699)       2,385,889
                                                                                -------------   --------------

Net Increase (Decrease) in Cash and Cash Equivalents..........................         (2,037)           2,830
 Cash and Cash Equivalents at Beginning of Period.............................          2,830
                                                                                -------------   --------------
 Cash and Cash Equivalents at End of Period...................................   $        793    $       2,830
                                                                                =============   ==============

Supplemental disclosure of Cash Flow Information
 Cash paid during the period for:
 Interest.....................................................................   $    156,921    $      61,562
 Income taxes.................................................................   $        165    $           0

(a) For the Period March 25, 1999 (date of inception) to December 31, 1999.



The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
BALANCE SHEET AT DECEMBER 31,
(Thousands of Dollars)

                                                                                     2000                1999
                                                                                --------------      --------------
ASSETS
 Current Assets
  Cash and cash equivalents...............................................         $       793         $     2,830
  Intangible transition charges receivable from Servicer..................              82,184              68,507
  Other current assets....................................................                  41                  55
                                                                                --------------      --------------
    Current assets........................................................              83,018              71,392
                                                                                --------------      --------------

 Noncurrent Assets
  Intangible transition property, net.....................................           2,075,996           2,316,980
  Unamortized debt issuance expenses......................................              11,578              14,865
  Restricted funds........................................................              15,107               3,519
                                                                                --------------      --------------
    Noncurrent assets.....................................................           2,102,681           2,335,364
                                                                                --------------      --------------

    Total assets..........................................................         $ 2,185,699         $ 2,406,756
                                                                                ==============      ==============

LIABILITIES AND MEMBER'S EQUITY
 Current Liabilities
  Long-term debt..........................................................         $   240,308         $   226,699
  Interest accrued........................................................               2,064               2,255
  Taxes accrued - Servicer................................................                  53                 145
  Payable to Servicer.....................................................                                   1,056
  Other...................................................................               3,349                 587
                                                                                --------------      --------------
    Current liabilities...................................................             245,774             230,742
                                                                                --------------      --------------

 Noncurrent Liabilities
  Long-term debt, net of discount.........................................           1,923,141           2,163,382
  Other...................................................................               4,454                 327
                                                                                --------------      --------------
    Noncurrent liabilities................................................           1,927,595           2,163,709
                                                                                --------------      --------------

 Commitments and Contingent Liabilities...................................      --------------      --------------

 Member's Equity..........................................................              12,330              12,305
                                                                                --------------      --------------

    Total liabilities and member's equity..................................        $ 2,185,699        $ 2,406,756
                                                                                ==============      ==============

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

Restricted Funds

Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the 1999-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PPL Electric Utilities to the Company. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. Any excess amounts of ITC collections and investment earnings not released to the Company are deposited into a Reserve Subaccount. These surplus collections were approximately $ 1.3 million in 2000. Accordingly, the Capital Subaccount, Overcollateralization Subaccount, and Reserve Subaccount are classified as "Restricted funds" on the Balance Sheet.

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

Reclassification

Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

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

Scheduled maturities and interest rates for the Bonds at December 31, are as follows:

Bond   Bond       2000       1999      Expected Final           Final
Class  Rate      Amount     Amount     Payment Date         Maturity Date
-----  ----      ------     ------     ------------         -------------
                   ($ Thousands)
A-1    6.08%     36,616    263,315   March 25, 2001         March 25, 2003
A-2    6.41%    178,000    178,000   December 26, 2001      December 26, 2003
A-3    6.60%    303,000    303,000   March 25, 2003         March 25, 2005
A-4    6.72%    201,000    201,000   December 26, 2003      December 26,2005
A-5    6.83%    313,000    313,000   March 25, 2005         March 25, 2007
A-6    6.96%    223,000    223,000   December 26, 2005      December 26, 2007
A-7    7.05%    455,000    455,000   June 25, 2007          June 25, 2009
A-8    7.15%    454,000    454,000   December 26, 2008      June 25, 2009
             ---------- ----------
             $2,163,616 $2,390,315
Current
 Maturities    (240,308)  (226,699)
Unamort.
 Discount          (167)      (234)
             ---------- ----------
Long-term
  Debt       $1,923,141 $2,163,382
             ========== ==========

The carrying value of the long-term debt approximates fair market value as of December 31, 2000 and December 31, 1999. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from December 1999 through November 2000 were $393 million. The monthly ITC collections from August 10, 1999 to November 30, 1999 were $83 million. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made all scheduled payments in 2000 and 1999. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. The Trustee was required to withdraw $8.6 million from the Capital Subaccount on December 27, 1999 and $3.4 million from the Capital Subaccount on March 27, 2000 to help make scheduled principal payments of $29.7 and $60.9 million, respectively. On June 26, 2000, the Trustee replenished the Capital Subaccount in the amount of $2.8 million, on September 25, 2000, the Trustee replenished the Capital Subaccount by an additional $6.5 million, and on December 26, 2000, the Trustee replenished the Capital Subaccount by $2.8 million to reach its required level of $12.1 million. Additionally, the Trustee funded the Overcollateralization Subaccount to its required level of $1.6 million and the excess ITC collections of $1.3 million were deposited into the Reserve Subaccount on December 26, 2000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment of the Bonds.

The following balances were reflected in the Subaccounts maintained by the Trustee on December 31, (thousands of dollars):

                                 2000     1999
       Subaccounts              Balance  Balance
       -----------              -------  -------
       General                  $     0   $    0
       Reserve                    1,271        0
       Overcollateralization      1,637        0
       Capital                   12,199    3,519
                                -------   ------
       Totals                   $15,107   $3,519

4. Significant Agreements and Related Party Transactions


Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. For the period ended December 31, 2000, the Company expensed servicing fees of approximately $1.25 million and other administrative fees of approximately $100 thousand. For the period ended December 31, 1999, the Company expensed servicing fees of approximately $469 thousand and other administrative fees of approximately $38 thousand.

Debt issuance costs of approximately $16.3 million were incurred in connection with the issuance of the Bonds. Of that amount, about $4.2 million has been incurred by PPL Electric Utilities and has been reimbursed by the Company.

At December 31, 2000 and December 31, 1999 , the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $82 million and $69 million for ITC collections, respectively.

5. Income Taxes


In 2000 and 1999, the corporate federal income tax rate was 35%, and the PA corporate income tax rate was 9.99%.

Details of the components of income tax expense and a reconciliation of federal income taxes, derived from statutory tax rates applied to income from operations for accounting purposes, follows (thousands of dollars):

Income Tax Expense
--------------------------

                             2000   1999
                            -----  -----

  Provision - Federal       $  13  $ 110
  Provision - State            60     35
                            -----  -----

Total income tax expense    $  73  $ 145
                            =====  =====


Reconciliation of Income Tax Expense
------------------------------------

                                           2000    1999
                                          -----   -----
Federal income tax
on pre-tax income at statutory
tax rate - 35%                            $  34   $ 122
Increase due to state income taxes           39      23
                                          -----   -----

Total income tax expense                  $  73   $ 145
                                          =====   =====

Effective income tax rate                  74.4%   41.5%

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                   PART III
                                   --------



Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.


Item 11.  Executive Compensation
--------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Omitted pursuant to Instruction I of Form 10-K.


                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------


     (a)       The following documents are filed as part of this report:

               1.   Financial Statements - included in response to Item 8.

                        Report of Independent Accountants

                        Statement of Operations and Changes in Member's Equity for the year ended December 31, 2000 and for the period March 25, 1999 (inception) to December 31, 1999

                        Statement of Cash Flows for the year ended December 31, 2000 and the period March 25, 1999 (inception) to December 31, 1999

                        Balance Sheet at December 31, 2000 and 1999.

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



By /s/ John R. Biggar
---------------------------
John R. Biggar, Manager


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                                         TITLE
                                                         -----

By /s/ John R. Biggar                                   Manager
------------------------------------
John R. Biggar


By /s/ James E. Abel                                    Manager
------------------------------------
James E. Abel


By /s/ James S. Pennington                              Manager
------------------------------------
James S. Pennington


By /s/ Dwight Jenkins                                   Manager
------------------------------------
Dwight Jenkins


By /s/ Dean A. Christiansen                             Manager
------------------------------------
Dean A. Christiansen


By /s/ Stephen C. May                                  Treasurer
------------------------------------
Stephen C. May


                                               Date: February 21, 2001

                                INDEX TO EXHIBITS
                                -----------------

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.



Exhibit No.     Description
-----------     -----------


 3.1 Certificate of Formation of PP&L Transition Bond Company LLC (Exhibit 4.2 to Registration Statement No. 333-75369)

 3.2 Amended and Restated Limited Liability Company Agreement of PP&L Transition Bond Company LLC, dated August 10, 1999 (Exhibit
                4.1.2 to the Company's Form 8-K report (File No. #333-75369), dated August 17, 1999.)

 4.1     -      Indenture dated as of August 10, 1999, between PP&L Transition
                Bond Company LLC and the Bank of New York (Exhibit 4.3.1 to the
                Company's Form 8-K report (File No. #333-75369), dated August
                17, 1999)

 4.2     -      Series Supplement, dated as of August 10, 1999, between PP&L
                Transition Bond Company LLC and the Bank of New York (Exhibit
                4.3.2 to the Company's Form 8-K report (File No. #333-75369), dated August 17, 1999)

 10.1    -      Intangible Transition Property Sale Agreement, dated August 10,
                1999, between PP&L Transition Bond Company LLC and CEP
                Securities Co. LLC (Exhibit 10.1 to the Company's Form 8-K report (File No. #333-75369), dated August 17, 1999)

 10.2    -      Amendment Number 1 to the Intangible Transition Property
                Contribution Agreement among PP&L, Inc., CEP Group, Inc., CEP
                Reserves, Inc. and PP&L Transition Bond Company LLC dated August
                10, 1999 (Exhibit 10.2 to the Company's Form 8-K report (File
                No. #333-75369), dated August 17, 1999)

 10.3    -      Intangible Transition Property Servicing Agreement, dated August
                10, 1999, between PP&L Transition Bond Company LLC and PP&L,
                Inc. (Exhibit 10.3 to the Company's Form 8-K report (File No.
                #333-75369), dated August 17, 1999)

*  23    -      Consent of PricewaterhouseCoopers LLP

*  99    -      Quarterly Servicer's Certificate