Form 10-Q
period 2001-03-31
PP&L TRANSITION BOND CO INC
filed 2001-05-09
CIK 1083000

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  March 31, 2001
                                    ----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to _____________



Commission File    Registrant; State of Incorporation;      IRS Employer
Number             Address; and Telephone No.               Identification No.
-----------------  -----------------------------------      ------------------

333-75369          PPL TRANSITION BOND COMPANY, LLC         23-3004428
                   (Delaware)
                   Two North Ninth Street, GENA92, Room 3
                   Allentown, PA  18101-1179
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


                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
   Item 1. Financial Statements
          Statement of Operations and Changes in Member's Equity                                    1

          Statement of Cash Flows                                                                   2

          Balance Sheet                                                                             3


          Notes to Financial Statements                                                             4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    6

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                               7

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                                        7

   Item 6. Exhibits and Reports on Form 8-K                                                         7

GLOSSARY OF TERMS AND ABBREVIATIONS                                                                 8

SIGNATURES                                                                                          9

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                       --------    --------
Revenue
       Intangible transition charge revenue........................................... $107,565    $113,088
       Interest income................................................................      190          77
                                                                                       --------    --------
            Total revenue.............................................................  107,755     113,165
                                                                                       --------    --------
Expenses
       Amortization of intangible transition property.................................   69,320      71,203
       Interest expense...............................................................   37,835      41,435
       Administrative and general expenses............................................      424         450
                                                                                       --------    --------
            Total expenses............................................................  107,579     113,088
                                                                                       --------    --------

Operating Income......................................................................      176          77
                                                                                       --------    --------
Income tax expense....................................................................       73          32
                                                                                       --------    --------
Net Income............................................................................ $    103    $     45
                                                                                       ========    ========

Member's equity - beginning of period.................................................   12,330      12,305
                                                                                       --------    --------
Member's equity - end of period....................................................... $ 12,433    $ 12,350
                                                                                       ========    ========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                        2001         2000
                                                                      --------     --------
Cash Flows From Operating Activities
    Net Income.....................................................   $    103     $     45

    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of intangible transition property.................     69,320       71,203
    Amortization of debt issuance expenses.........................        732          879
    Amortization of debt discount..................................         14           18
       Changes in current assets and liabilities:
       Intangible transition charge receivable from servicer.......      4,420      (17,008)
       Payable to Servicer.........................................                  (1,016)
       Other.......................................................        857          565
    Other operating activities - net...............................        326          331
                                                                      --------     --------
          Net cash provided by operating activities................     75,772       55,017
                                                                      --------     --------

Cash Flows From Investing Activities
    Change in restricted funds.....................................     (9,774)       3,412
                                                                      --------     --------
          Net cash provided by (used in) investing activities......     (9,774)       3,412
                                                                      --------     --------

Cash Flows From Financing Activities
    Repayment of transition bonds..................................    (65,820)     (60,997)
                                                                      --------     --------
          Net cash used in financing activities....................    (65,820)     (60,997)
                                                                      --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents                       178       (2,568)
Cash and Cash Equivalents at Beginning of Period                           793        2,830
                                                                      --------     --------
Cash and Cash Equivalents at End of Period                            $    971     $    262
                                                                      ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
    Interest.......................................................   $ 37,145     $ 40,590
    Income taxes...................................................       None         None


The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
--------------------------------
BALANCE SHEET

(Unaudited)
(Thousands of Dollars)                                                                         March 31,            December 31,
                                                                                                 2001                   2000
                                                                                          --------------------   -------------------
ASSETS
       Current Assets
           Cash and cash equivalents....................................................  $               971    $              793
           Intangible transition charges receivable from Servicer.......................               77,764                82,184
           Other current assets.........................................................                   25                    41
                                                                                          --------------------   -------------------
                Current assets..........................................................               78,760                83,018
                                                                                          --------------------   -------------------

       Noncurrent Assets
           Intangible transition property, net..........................................            2,005,659             2,075,996
           Unamortized debt issuance expenses...........................................               10,846                11,578
           Restricted funds.............................................................               24,881                15,107
                                                                                          --------------------   -------------------
                Noncurrent assets.......................................................            2,041,386             2,102,681
                                                                                          --------------------   -------------------

                Total assets............................................................  $         2,120,146    $        2,185,699
                                                                                          ====================   ===================



LIABILITIES AND MEMBER'S EQUITY

       Current Liabilities
           Long-term debt...............................................................  $           242,370          $    240,308
           Interest accrued ............................................................                2,007                 2,064
           Taxes accrued - Servicer.....................................................                  126                    53
           Other........................................................................                3,361                 3,349
                                                                                          --------------------   -------------------
                Current liabilities.....................................................              247,864               245,774
                                                                                          --------------------   -------------------

       Noncurrent Liabilities
           Long-term debt, net of discount..............................................            1,855,271             1,923,141
           Other........................................................................                4,578                 4,454
                                                                                          --------------------   -------------------
                Noncurrent liabilities..................................................            1,859,849             1,927,595
                                                                                          --------------------   -------------------

       Commitments and Contingent Liabilities...........................................

       Member's Equity..................................................................               12,433                12,330
                                                                                          --------------------   -------------------

                Total liabilities and member's equity...................................  $          2,120,146   $         2,185,699
                                                                                          ====================   ===================


                 The accompanying Notes to Financial Statements are an integral part of the financial statements.

                        Ppl Transition Bond Company, Llc
                         Notes to Financial Statements
                      -----------------------------------------

Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1. Interim Financial Statements

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting standards generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

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

Scheduled maturities and interest rates for the Bonds at March 31, 2001 are:

                                  Expected Final     Final
Class    Bond Rate      Amount    Payment Date       Maturity Date
-----    ---------      ------    -----------------  -----------------
                     ($ Thousands)
A-1          6.08%    $        0   March 25, 2001     March 25, 2003
A-2          6.41%       148,795   December 26, 2001  December 26, 2003
A-3          6.60%       303,000   March 25, 2003     March 25, 2005
A-4          6.72%       201,000   December 26, 2003  December 26, 2005
A-5          6.83%       313,000   March 25, 2005     March 25, 2007
A-6          6.96%       223,000   December 26, 2005  December 26, 2007
A-7          7.05%       455,000   June 25, 2007      June 25, 2009
A-8          7.15%       454,000   December 26, 2008  June 25, 2009
                      ----------
                      $2,097,795
Current Maturities      (242,370)
Unamort. Discount           (154)
                      ----------
Long-term Debt        $1,855,271
                      ==========

The carrying value of the long-term debt approximates fair market value as of March 31, 2001. The current maturi ties stated above are based on the expected final payment dates rather than the final maturity date.

The source of repayment for the Bon ds is the ITC. The Servicer collects this non-bypassable charge from PPL Elec tric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2000 through February 2001 were $113 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made a scheduled payment on March 26, 2001. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. Approximately $9 million was deposited into the Reserve Subaccount on March 26, 2001. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $1.9 million, $327,964 was deposited on March 26, 2001. Additionally an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

At March 31, 2001, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts                      Balance
-----------                      -------------
                                 ($ Thousands)
        General                       $     0
        Reserve                        10,612
        Overcollateralization           1,980
        Capital                        12,289
                                      -------
        Totals                        $24,881
                                      =======

5. Significant Agreements and Related Party Transactions

Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the three months ended March 31, 2001, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. The Company expensed similar amounts in the three months ended March 31, 2000.

At March 31, 2001, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $78 million for ITC collections.

                       PPL Transition Bond Company, LLC
                       --------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Information

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in conjunction with other documents of PPL Electric Utilities and the Company on file with the SEC.

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

Results of Operations

The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

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

Revenue generated from the ITP for the quarters ended March 31, 2001 and 2000 were approximately $108 million and $113 million, respectively. During the quarters ended March 31, 2001 and 2000, the Company also earned approximately $190,000 and $77,000 respectively, in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The Company incurred interest expense of approximately $38 million and $41 million, respectively, during the quarters ended March 31, 2001 and 2000, which consists of interest on the Bonds, and amortization of debt issuance expenses and discounts on the Bonds.

The increase in interest income was due to increases in the restricted fund accounts, other than the Overcollateralization Subaccount, maintained by the trustee, while the decrease in interest expense was the result of the scheduled repayments on the bonds.

For the three months ended March 31, 2001 and 2000, the Company also incurred administrative and general expenses of approximately $424,000 and $450,000, respectively, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in both periods.

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $113 million of ITC collections for the billing periods of December 1, 2000 to February 28, 2001.

There were sufficient revenues to meet all quarterly payments of Bond principal, interest and all related expenses on March 26, 2001. Scheduled principal payments of $37 million of the class A-1 Bonds were made and this series was retired. An additional $29 million in principal payments were made on the Class A-2 6.41% Bonds. The Overcollateralization Subaccount was funded by $327,964 to reach its required level of $1.9 million. Excess ITC Collections and investment earnings not released to the Company, in the amount of approximately $9 million, were deposited into the Reserve Subaccount on March 26, 2001.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 15, 2000 with the PUC. The request was approved and revised rates became effective on January 1, 2001.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Not applicable.



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

ITP - Intangible Transition Property, which is the property right created under the Competition Act, representing the irrevocable right of PPL Transition Bond Company, LLC to receive, through ITC, amounts sufficient to recover all Qualified Transition Expenses.

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


                                       PPL Transition Bond Company, LLC
                                       --------------------------------
                                                   (Registrant)



Date:  May 9, 2001                        /s/  James S. Pennington
                                          --------------------------------------
                                               James S. Pennington, Manager


                                          /s/  Stephen C. May
                                          --------------------------------------
                                               Stephen C. May, Treasurer