Form 10-Q
period 2001-06-30
PP&L TRANSITION BOND CO INC
filed 2001-08-13
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [_]

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PPL TRANSITION BOND COMPANY, LLC
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Revenues
Intangible transition charge revenue	$ 90,329	$ 92,973	$197,894	$206,061
Interest income	138	4	328	81
	------------	------------	------------	------------
Total revenue	90,467	92,977	198,222	206,142
	------------	------------	------------	------------
Expenses
Amortization of intangible transition property	53,126	52,039	122,446	123,242
Interest expense	36,772	40,467	74,607	81,902
Administrative and general expenses	466	466	890	916
	------------	------------	------------	------------
Total expenses	90,364	92,972	197,943	206,060
	------------	------------	------------	------------
Operating Income	103	5	279	82

Income tax expense	42	2	115	34
	------------	------------	------------	------------
Net Income	$ 61	$ 3	$ 164	$ 48
	=======	=======	=======	=======
Member's equity - beginning of period	12,433	12,350	12,330	12,305
	------------	------------	------------	------------
Member's equity - end of period	$ 12,494	$ 12,353	$12,494	$ 12,353
	=======	=======	=======	=======
The accompanying Notes to Financial Statements are an integral part of the financial statements

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended
	June 30,
	2001	2000

Cash Flows From Operating Activities
Net Income	$ 164	$ 48

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of intangible transition property	122,446	123,242
Amortization of debt issuance expenses	1,428	1,721
Amortization of debt discount	27	35
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	14,173	(6,739)
Payable to Servicer		(1,056)
Other	(167)	1,269
Other operating activities - net	2,134	654
	-------------------	-------------------
Net cash provided by operating activities	140,205	119,174
	-------------------	-------------------

Cash Flows From Investing Activities
Change in restricted funds	(11,102)	663
	-------------------	-------------------
Net cash provided by (used in) investing activities	(11,102)	663
	-------------------	-------------------

Cash Flows From Financing Activities
Payment of principal on bonds	(129,138)	(122,327)
	-------------------	-------------------
Net cash used in financing activities	(129,138)	(122,327)
	-------------------	-------------------

Net Decrease in Cash and Cash Equivalents	(35)	(2,490)

Cash and Cash Equivalents at Beginning of Period	793	2,830
	-------------------	-------------------
Cash and Cash Equivalents at End of Period	$ 758	$ 340
	===========	===========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
BALANCE SHEET
(Unaudited)
(Thousands of Dollars)	June 30,	December 31,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$ 758	$ 793
Intangible transition charges receivable from Servicer	68,011	82,184
Other current assets	8	41
	-------------------	-------------------
Current assets	68,777	83,018
	-------------------	-------------------

Noncurrent Assets
Intangible transition property, net	1,951,867	2,075,996
Unamortized debt issuance expenses	10,150	11,578
Restricted funds	26,209	15,107
	-------------------	-------------------
Noncurrent assets	1,988,226	2,102,681
	-------------------	-------------------

Total assets	$ 2,057,003	$ 2,185,699
	===========	===========

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$ 243,192	$ 240,308
Interest accrued	1,950	2,064
Taxes accrued - Member	77	53
Other	3,239	3,349
	-------------------	-------------------
Current liabilities	248,458	245,774
	-------------------	-------------------

Noncurrent Liabilities
Long-term debt, net of discount	1,791,146	1,923,141
Other	4,905	4,454
	-------------------	-------------------
Noncurrent liabilities	1,796,051	1,927,595
	-------------------	-------------------

Commitments and Contingent Liabilities

Member's Equity	12,494	12,330
	-------------------	-------------------

Total liabilities and member's equity	$ 2,057,003	$ 2,185,699
	===========	===========

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

  Scheduled maturities and interest rates for the Bonds at June 30, 2001 are:

			Expected Final	Final
Class	Bond Rate	Amount	Payment Date	Maturity Date
		($ Thousands)
A-1	6.08%	0	March 25, 2001	March 25, 2003
A-2	6.41%	85,478	December 26, 2001	December 26, 2003
A-3	6.60%	303,000	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009
		------------
		2,034,478
Current Maturities		(243,192)
Unamort. Discount		(140)
		------------
Long-term Debt		1,791,146
		========

  The carrying value of the long-term debt approximates fair market value as of June 30, 2001. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2000 through May 2001 were $213 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 26 and June 25, 2001. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. Approximately $9.3 million was deposited into the Reserve Subaccount on March 26, and an additional $893,000 on June 25, 2001. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount levels, $327,000 was deposited on both March 26 and June 25, 2001. Additionally an amount equal to 0.5% of the initial principal amount of the Bonds has been deposited into the Capital Subaccount under the Indenture. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At June 30, 2001, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General	$0
Reserve	11,642
Overcollateralization	2,337
Capital	12,230
------------------
Totals	$26,209
==========

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the three months ended June 30, 2001, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the six months ended June 30, 2001, the company expensed servicing fees of $625,000 and other administrative fees of $50,000.

  At June 30, 2001, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $68 million for billed and unbilled ITC revenues.

  PPL Transition Bond Company, LLC

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Forward-Looking Information

  Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and PPL Transition Bond Company, LLC (the Company) believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in conjunction with other documents of PPL Electric Utilities and the Company on file with the SEC.

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

  Background

  The Company is a Delaware limited liability company organized in March 1999 for the limited purposes of purchasing ITP and issuing Bonds secured by the ITP. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

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

  Results of Operations

  Revenues

  Revenue generated from the ITP for the three months ended June 30, 2001 and 2000 were approximately $90 million and $93 million, respectively. Revenues generated from the ITP for the six months ended June 30, 2001 and 2000 were approximately $198 million and $206 million, respectively.

  During the three months ended June 30, 2001 and 2000, the Company earned approximately $138,000 and $4,000, respectively, in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the six months ended June 30, 2001 and 2000, the Company earned approximately $328,000 and $81,000, respectively, in such interest. The additional interest income in 2001 reflects higher balances in the Capital Subaccount and temporary investments in 2001 compared with 2000.

  Expenses

  During the three months ended June 30, 2001 and 2000, the Company incurred interest expense of approximately $37 million and $40 million, respectively. During the six months ended June 30, 2001 and 2000, the Company incurred interest expense of approximately $75 million and $82 million, respectively. Interest expense includes interest on the bonds, and amortization of debt issuance expenses and discounts on the bonds. The decrease in interest expense was the result of the scheduled repayments on the bonds.

  For the three months ended June 30, 2001 and 2000, the Company incurred administrative and general expenses of approximately $466,000, including servicing fees of $313,000 and other administrative fees of $25,000 in each period. For the six months ended June 30, 2001 and 2000, the Company incurred administrative and general fees of approximately $890,000 and $916,000, respectively, including servicing fees of $625,000 and other administrative fees of $50,000 in each period.

  ITC Remittances and Debt Servicing

  The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount are being recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $213 million of ITC collections for the billing periods of December 2000 to May 2001.

  All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 26 and June 25, 2001. On March 26, 2001, scheduled principal payments of $37 million of the class A-1 Bonds were made and this series was retired. An additional $29 million in principal payments were made on the Class A-2 6.41% bonds. On June 25, 2001, the scheduled principal payment of $63 million was made on the class A-2 Bonds. The Overcollateralization Subaccount was funded by $327,000 on both March 26 and June 25, 2001, to reach its required funding levels. Excess ITC Collections and investment earnings not released to the Company, totaling approximately $10.2 million, were deposited into the Reserve Subaccount on March 26 and June 25, 2001.

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

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  None.

  Item 6. Exhibits and Reports on Form 8-K

      Exhibits

      99 - Quarterly Servicer's Certificate

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
PPL Transition Bond Company, LLC
(Registrant)

Date: August 13, 2001	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer

Exhibit 99

Quarterly Servicer's Certificate

PPL Transition Bond Company LLC
$2,420,000,000 Transition Bonds, Series 1999-1

Pursuant to Section 4 of Annex 1 the Intangible Transition Property Servicing Agreement dated as of August 10, 1999 (the "Servicing Agreement") between PPL Electric Utilities Corporation, as Servicer and PPL Transition Bond Company, LLC, as Issuer, the Servicer does hereby certify as follows:

Capitalized terms used in the Quarterly Servicer's Certificate (the "Quarterly Certificate") have their respective meanings as set forth in the Servicing Agreement. References herein to the "Indenture" are to the Indenture dated as of August 10, 1999 between PPL Transition Bond Company, LLC, as issuer and The Bank of New York as Trustee.

Billing Periods: March 2001, April 2001, May 2001
Payment Date: June 25, 2001

1.	Collections Allocable and Aggregate Amounts Available for the Current Payment Date:
N1	i.	Remittances for the March 2001 Collection Period - Refer to Note 1	$35,417,726.69
	ii.	Remittances for the April 2001 Collection Period	$33,590,901.24
	iii.	Remittances for the May 2001 Collection Period	$31,365,684.48
	iv.	Net Earnings on Collection Account	$643,592.11
	v.	Net Earnings on Capital Subaccount	$192,287.06
	vi.	Net Earnings on Overcollateralization Subaccount	$27,704.18
	vii.	Net Earnings on Reserve Subaccount	$36,995.18
	viii.	General Subaccount Balance	$101,274,890.94

	ix.	Reserve Subaccount Balance	$10,605,871.77
	x.	Overcollateralization Subaccount Balance	$1,967,744.76
	xi.	Capital Subaccount Balance (less $100K)	$12,000,000.00
	xii.	Collection Account Balance	$125,848,507.47

2.	Outstanding Principal Balance and Collection Account Balance as of Prior Payment Date:
	i.	Class A-1 Principal Balance	$0.00
	ii.	Class A-2 Principal Balance	$148,795,346.00
	iii.	Class A-3 Principal Balance	$303,000,000.00
	iv.	Class A-4 Principal Balance	$201,000,000.00
	v.	Class A-5 Principal Balance	$313,000,000.00
	vi.	Class A-6 Principal Balance	$223,000,000.00
	vii.	Class A-7 Principal Balance	$455,000,000.00
	viii.	Class A-8 Principal Balance	$454,000,000.00
	ix.	Transition Bond Principal Balance	$2,097,795,346.00

	x.	Reserve Subaccount Balance	$10,605,871.77
	xi.	Overcollateralization Subaccount Balance	$1,967,744.76
	xii.	Capital Subaccount Balance	$12,000,000.00

3.	Required Funding/Payments as of Current Payment Date:
	i.	Projected Class A-1 Bond Balance	$0.00
	ii.	Projected Class A-2 Bond Balance	$85,478,334.00
	iii.	Projected Class A-3 Bond Balance	$303,000,000.00
	iv.	Projected Class A-4 Bond Balance	$201,000,000.00
	v.	Projected Class A-5 Bond Balance	$313,000,000.00
	vi.	Projected Class A-6 Bond Balance	$223,000,000.00
	vii.	Projected Class A-7 Bond Balance	$455,000,000.00
	viii.	Projected Class A-8 Bond Balance	$454,000,000.00
	ix.	Projected Transition Bond Balance	$2,034,478,334.00

Note 1 -			ITC collections $36,564,300.11 less adjustment of $1,146,573.42 over-remitted Jan, Feb 2001
	x.	Required Class A-1 Coupon (6.08% per annum rate)		$0.00
	xi.	Required Class A-2 Coupon (6.41% per annum rate)		$2,384,445.42
	xii.	Required Class A-3 Coupon (6.60% per annum rate)		$4,999,500.00
	xiii.	Required Class A-4 Coupon (6.72% per annum rate)		$3,376,800.00
	xiv.	Required Class A-5 Coupon (6.83% per annum rate)		$5,344,475.00
	xv.	Required Class A-6 Coupon (6.96% per annum rate)		$3,880,200.00
	xvi.	Required Class A-7 Coupon (7.05% per annum rate)		$8,019,375.00
	xvii.	Required Class A-8 Coupon (7.15% per annum rate)		$8,115,250.00
	xviii.	Required Overcollateralization Funding		$2,289,189.19
	xix.	Required Capital Subaccount Funding		$0.00

4.	Allocation of Remittances as of Current Payment Date Pursuant to Section 8.02(d) of the Indenture:
	i.	Bond Trustee Fees and Expenses		$5,625.00
	ii.	Independent Managers Fee		$0.00
	iii.	Servicing Fee		$312,500.00
	iv.	Quarterly Administration Fee		$25,000.00
	v.	Operating Expenses (subject to $100,000 cap)		$16,841.20
	vi.	Quarterly Interest		$36,120,045.42
		1.	Class A-1 Bond Coupon Payment	$0.00
		2.	Class A-2 Bond Coupon Payment	$2,384,445.42
		3.	Class A-3 Bond Coupon Payment	$4,999,500.00
		4.	Class A-4 Bond Coupon Payment	$3,376,800.00
		5.	Class A-5 Bond Coupon Payment	$5,344,475.00
		6.	Class A-6 Bond Coupon Payment	$3,880,200.00
		7.	Class A-7 Bond Coupon Payment	$8,019,375.00
		8.	Class A-8 Bond Coupon Payment	$8,115,250.00
	vii.	Principal Due and Payable		$ -
	viii.	Scheduled Quarterly Principal		$63,317,012.00
		1.	Class A-1 Bond Principal Payment	$0.00
		2.	Class A-2 Bond Principal Payment	$63,317,012.00
		3.	Class A-3 Bond Principal Payment	$0.00
		4.	Class A-4 Bond Principal Payment	$0.00
		5.	Class A-5 Bond Principal Payment	$0.00
		6.	Class A-6 Bond Principal Payment	$0.00
		7.	Class A-7 Bond Principal Payment	$0.00
		8.	Class A-8 Bond Principal Payment	$0.00
	ix.	Operating Expenses (in excess of $100,000)		$0.00
	x.	Funding of Capital Subaccount (to required level)		$0.00
	xi.	Funding of Overcollateralization Subaccount (to required level)		$327,027.00
	xii.	Net Earnings on Capital Subaccount Released to Issuer		$192,287.06
	xiii.	Deposits to Reserve Subaccount		$893,853.90
	xiv.	Released to Issuer upon Series Retirement: Collection Account		$0.00

5.	Outstanding Principal Balance and Collection Account Balance as of Current Payment Date:
	(after giving effect to payments to be made on such payment date):
	i.	Class A-1 Principal Balance		$0.00
	ii.	Class A-2 Principal Balance		$85,478,334.00
	iii.	Class A-3 Principal Balance		$303,000,000.00
	iv.	Class A-4 Principal Balance		$201,000,000.00
	v.	Class A-5 Principal Balance		$313,000,000.00
	vi.	Class A-6 Principal Balance		$223,000,000.00
	vii.	Class A-7 Principal Balance		$455,000,000.00
	viii.	Class A-8 Principal Balance		$454,000,000.00

	ix.	Transition Bond Principal Balance		$2,034,478,334.00

	x.	Reserve Subaccount Balance		$11,536,720.85
	xi.	Overcollateralization Subaccount Balance		$2,322,475.94
	xii.	Capital Subaccount Balance (less $100K)		$12,000,000.00

6.	Subaccount Draws as of Current Payment Date (if applicable, pursuant to Section 8.02(d) of the Indenture):
	i.	Reserve Subaccount		$0.00
	ii.	Overcollateralization Subaccount		$0.00
	iii.	Capital Subaccount		$0.00
	iv.	Total Draws		$0.00

7.	Shortfalls In Interest and Principal Payments as of Current Payment Date:
	i.	Quarterly Interest		$0.00
		1.	Class A-1 Bond Coupon Payment	$0.00
		2.	Class A-2 Bond Coupon Payment	$0.00
		3.	Class A-3 Bond Coupon Payment	$0.00
		4.	Class A-4 Bond Coupon Payment	$0.00
		5.	Class A-5 Bond Coupon Payment	$0.00
		6.	Class A-6 Bond Coupon Payment	$0.00
		7.	Class A-7 Bond Coupon Payment	$0.00
		8.	Class A-8 Bond Coupon Payment	$0.00
	ii.	Quarterly Principal		$0.00
		1.	Class A-1 Bond Principal Payment	$0.00
		2.	Class A-2 Bond Principal Payment	$0.00
		3.	Class A-3 Bond Principal Payment	$0.00
		4.	Class A-4 Bond Principal Payment	$0.00
		5.	Class A-5 Bond Principal Payment	$0.00
		6.	Class A-6 Bond Principal Payment	$0.00
		7.	Class A-7 Bond Principal Payment	$0.00
		8.	Class A-8 Bond Principal Payment	$0.00

8.	Shortfalls in Required Subaccount Levels as of Current Payment Date:
	i.	Overcollateralization Subaccount		$0.00
	ii.	Capital Subaccount		$0.00

IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Bond this 21st day of June, 2001.

PPL Electric Utilities Corporation, as Servicer

by: /s/ James E. Abel
	James E. Abel
	Vice President - Finance & Treasurer