Form 10-Q
period 2001-09-01
PP&L TRANSITION BOND CO INC
filed 2001-11-07
CIK 1083000

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _________________

Commission File	Registrant; State of Incorporation;	IRS Employer
Number	Address; and Telephone No.	dentification No.

333-75369	PPL Transition Bond Company, LLC	23-3004428
(Delaware)
Two North Ninth Street, GENA92, Room 3
Allentown, PA 18101-1179
(610) 774-7934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PPL TRANSITION BOND COMPANY, LLC
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue
Intangible transition charge revenue	$97,463	$95,363	$295,357	$301,424
Interest income	115	55	443	136

Total revenue	97,578	95,418	295,800	301,560

Expenses
Amortization of intangible transition property	61,305	55,343	183,751	178,585
Interest expense	35,733	39,503	110,340	121,405
Administrative and general expenses	424	518	1,279	1,434

Total expenses	97,462	95,364	295,370	301,424

Operating Income	116	54	430	136

Income tax expense	49	22	199	56

Net Income	$67	$32	$231	$80

Member's equity - beginning of period	12,494	12,353	12,330	12,305

Member's equity - end of period	$12,561	$12,385	$12,561	$12,385

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows From Operating Activities
Net Income	$231	$80

Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of intangible transition property	183,751	178,585
Amortization of debt issuance expenses	2,094	2,521
Amortization of debt discount	38	51
Changes in current assets and liabilities:
Intangible transition charge receivable from Servicer	10,399	(5,250)
Payable to Servicer		(1,056)
Other	1,765	1,766
Other operating activities - net	981	981

Net cash provided by operating activities	199,259	177,678

Cash Flows From Investing Activities
Change in restricted funds	(14,592)	(5,632)

Net cash used in investing activities	(14,592)	(5,632)

Cash Flows From Financing Activities
Payment of principal on bonds	(184,785)	(174,624)

Net cash used in financing activities	(184,785)	(174,624)

Net Decrease in Cash and Cash Equivalents	(118)	(2,578)
Cash and Cash Equivalents at Beginning of Period	793	2,830

Cash and Cash Equivalents at End of Period	$675	$252

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED BALANCE SHEET
(Unaudited)
(Thousands of Dollars)
	September 30,	December 31,
	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$675	$793
Intangible transition charges receivable from Servicer	71,785	82,184
Other current assets	80	41

Current assets	72,540	83,018

Noncurrent Assets
Intangible transition property, net	1,889,851	2,075,996
Unamortized debt issuance expenses	9,484	11,578
Restricted funds	29,699	15,107

Noncurrent assets	1,929,034	2,102,681

Total assets	$2,001,574	$2,185,699

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$244,297	$240,308
Interest accrued	1,901	2,064
Taxes accrued - Member	134	53
Other	3,044	3,349

Current liabilities	249,376	245,774

Noncurrent Liabilities
Long-term debt, net of discount	1,734,405	1,923,141
Other	5,232	4,454

Noncurrent liabilities	1,739,637	1,927,595

Commitments and Contingent Liabilities

Member's Equity	12,561	12,330

Total liabilities and member's equity	$2,001,574	$2,185,699

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL Transition Bond Company, LLC

Notes to Condensed Financial Statements

Terms and abbreviations appearing in Notes to Condensed Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting standards generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

  Nature of Operations

  The condensed financial statements include the accounts of PPL Transition Bond Company, LLC (the Company). The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999 pursuant to a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

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

  The Company´s organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding. Both PPL Electric Utilities and the Company have treated the transfer of the ITP to the Company as a sale under applicable law. The Bonds are treated as debt obligations of the Company. The assets of the Company are not available to creditors of PPL Electric Utilities or PPL Corporation, and the ITP is legally not an asset of PPL Electric Utilities or PPL Corporation. The Company is expected to terminate its existence after final maturity of the Bonds.

  The Company issued $2.42 billion of Bonds in eight different classes on August 10, 1999. See Note 4 for additional information.

  Summary of Significant Accounting Policies

  Management´s Estimates

  The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions will affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

  The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and Cash Equivalents do not include Restricted Funds.

  Restricted Funds

  Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the Series 1999-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PPL Electric Utilities to the Company. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. Any excess amounts of ITC collections and investment earnings not released to the Company are deposited into a Reserve Subaccount. Accordingly, the Capital Subaccount, Overcollateralization Subaccount, and Reserve Subaccount are classified as "Restricted Funds" on the Balance Sheet.

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

  Income Taxes

  The Company is a limited liability company and has elected to be disregarded as a separate entity for federal and state income tax purposes. The Company's taxable income or loss is included in the consolidated federal and state income tax returns of its member. The Condensed Statement of Operations and Changes in Member's Equity reflects the Company's pro rata allocation of its member's consolidated income taxes in accordance with its member's tax sharing policy.

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

  Scheduled maturities and interest rates for the Bonds at September 30, 2001 are:

			Expected Final	Final
Class	Bond Rate	Amount	Payment Date	Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	29,831	December 26, 2001	December 26, 2003
A-3	6.60%	303,000	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,978,831
Current Maturities		(244,297)
Unamort. Discount		(129)

Long-term Debt		$1,734,405

  The carrying value of the long-term debt approximates fair market value as of September 30, 2001. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2000 through August 2001 were $307 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 26, June 25, and September 25, 2001. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The following amounts were deposited to the Reserve Subaccount on the dates noted above: $9.3 million, $893,000 and $3 million. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level, the following deposits were made on the same dates noted above: $327,000, $327,000 and $276,000. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At September 30, 2001, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General	$ -
Reserve	14,726
Overcollateralization	2,635
Capital	12,338

Total	$ 29,699

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities. For the three months ended September 30, 2001, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the nine months ended September 30, 2001, the company expensed servicing fees of approximately $937,000 and other administrative fees of $75,000.

  At September 30, 2001, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $72 million for billed and unbilled ITC revenues.

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

The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Condensed Financial Statements included in Item 1 above, and with the section entitled "Management´s Discussion and Analysis of Financial Condition and Results of Operations" in the Company´s Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

Results of Operations

Revenues

Revenue generated from the ITP for the quarters ended September 30, 2001 and 2000 were approximately $97 million and $95 million. Revenues generated from the ITP for the nine months ended September 30, 2001 and 2000 were approximately $295 million and $301 million.

During the quarters ended September 30, 2001 and 2000, the Company also earned approximately $115,000 and $55,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the nine months ended September 30, 2001 and 2000, the Company earned approximately $443,000 and $136,000 in such interest. The additional interest income in 2001 reflects higher balances in the Capital Subaccount and temporary investments in 2001 compared with 2000.

Expenses

During the three months ended September 30, 2001 and 2000, the Company incurred interest expense of approximately $36 million and $40 million. During the nine months ended September 30, 2001 and 2000, the Company incurred interest expense of approximately $110 million and $121 million. Interest expense includes interest on the bonds, and amortization of debt issuance expenses and discounts on the bonds. The decrease in interest expense was the result of the scheduled repayments on the bonds.

For the three months ended September 30, 2001 and 2000, the Company also incurred administrative and general expenses of approximately $424,000 and $518,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period. For the nine months ended September 30, 2001 and 2000, the Company incurred administrative and general fees of approximately $1.3 million and $1.4 million, including servicing fees of approximately $937,000 and administrative fees of $75,000, in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount are being recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $307 million of ITC collections for the billing periods of December 2000 to August 2001.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 26, June 25, and September 25, 2001. On March 26, 2001, scheduled principal payments of $37 million of the class A-1 Bonds were made and this series was retired. An additional $29 million in principal payments were made on the class A-2 bonds. On June 25 and September 25, 2001 the scheduled principal payments of $63 million and $56 million were made on the class A-2 Bonds. The Overcollateralization Subaccount was funded by $327,000 on both March 26 and June 25, 2001 and $276,000 on September 25, 2001, to reach its required funding levels. Excess ITC collections and investment earnings not released to the Company, totaling approximately $13.2 million, were deposited into the Reserve Subaccount on March 26, June 25, and September 25, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  99 - Quarterly Servicer's Certificate

  Reports on Form 8-K

  None.

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount – An account held by the Trustee under the Indenture which is funded by a contribution to PPL Transition Bond Company, LLC by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP Securities – CEP Securities Co. LLC, a Delaware limited liability company and formerly an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000 CEP Securities is an indirect wholly-owned subsidiary of PPL Energy Funding Corp.

Competition Act – The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

General Subaccount – An account held by the Trustee under the Indenture, into which ITC remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates.

Indenture – The Indenture entered into by PPL Transition Bond Company, LLC and the Trustee, providing for the issuance of transition bonds.

ITC – Intangible Transition Charge, which PPL Electric Utilities has been authorized by the PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

ITP – Intangible Transition Property, which is the property right created under the Competition Act, representing the irrevocable right of PPL Transition Bond Company, LLC to receive, through ITC, amounts sufficient to recover all Qualified Transition Expenses.

Overcollateralization Subaccount – An account held by the Trustee under the Indenture, which is funded ratably from collections of ITC over the term of each series of transition bonds.

PPL Electric Utilities – PPL Electric Utilities Corporation, the sole member of PPL Transition Bond Company, LLC.

PUC – The Pennsylvania Public Utility Commission.

PUC Restructuring Order – The final order issued by the PUC to PPL Electric Utilities in August 1998, in connection with PPL Electric Utilities' restructuring filing under the Competition Act, as supplemented by a May 1999 PUC order.

Qualified Transition Expenses – The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

Reserve Subaccount – An account held by the Trustee under the Indenture, which consists of remaining funds available after required allocations on the quarterly payment dates.

SEC – Securities and Exchange Commission.

Servicer – PPL Electric Utilities acting in this capacity under the Servicing Agreement. In this capacity, PPL Electric Utilities calculates, bills and collects ITC, and maintains applicable accounting records, among other duties.

Servicing Agreement – The Intangible Property Servicing Agreement between PPL Electric Utilities, as Servicer, and PPL Transition Bond Company, LLC, as Issuer.

Trustee – The Bank of New York, a New York banking corporation, as Trustee under the Indenture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Transition Bond Company, LLC
(Registrant)

Date: November 7, 2001	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer