Form 10-K405
period 2001-12-31
PP&L TRANSITION BOND CO INC
filed 2002-03-22
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15d OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

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
FOR THE YEAR ENDED DECEMBER 31, 2001

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

Qualified Transition Expenses- The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

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

Trustee - The Bank of New York, a New York banking corporation, as Trustee under the Indenture.

PPL Transition Bond Company, LLC

PART I

Item 1. Business

General

PPL Transition Bond Company, LLC (formerly PP&L Transition Bond Company LLC) (the Company) is a Delaware limited liability company, whose sole member is PPL Electric Utilities. The Company was organized in March 1999, for the limited purposes of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event that PPL Electric Utilities becomes subject to a bankruptcy proceeding.

The only material business conducted by the Company has been the servicing of the ITP. During the year, the Company collected revenue from the ITP in the amount of $390 million and earned approximately $516,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. Principal payments of $240 million and interest payments of $143 million were made during the year on the Bonds. Of the original issuance in August 1999 of $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8, there remains approximately $1.92 billion of Bonds outstanding. The Company also replenished the Capital Account and the Overcollateralization Subaccounts to their required levels and incurred administrative and general expenses of approximately $1.7 million, including servicing fees of approximately $1.2 million and other administrative fees of $100,000. The specific interest rate and maturity of each class of bonds is specified in Note 3 of the Notes to Financial Statements. Each series of Bonds have been registered in the name of Cede & Company, as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley Dean Witter.

The Company used the proceeds of the issuance of the Bonds in 1999 to pay expenses of issuance and to purchase the transferred ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

The Company has no employees. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such adjustment requests on December 15, 2000 and December 15, 2001, with the PUC. The requests were approved and revised rates became effective on January 1, 2001 for the December 15, 2000 filing, and January 1, 2002 for the December 15, 2001 filing.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Item 4 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)	Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. PPL Electric Utilities owns all of the Company's equity. On August 5, 1999, PPL Electric Utilities transferred $12.1 million to the Company as an initial capital contribution, which is also the total capital contribution as of December 31, 2001 and 2000. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.

(b)	Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

(c)	Bondholders. As of December 31, 2001 the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

Item 6. Selected Financial Data

Item 6 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in conjunction with other documents of PPL Electric Utilities and the Company on file with the SEC.

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

Results of Operations

Revenues

Revenue generated from the ITP for the years ended December 31, 2001 and 2000 were approximately $390 million and $406 million. Revenues generated from the ITP were approximately $151 million for the period August 10, 1999 to December 31, 1999.

During the years ended December 31, 2001 and 2000, the Company also earned approximately $516,000 and $175,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The additional interest income in 2001 reflects higher balances in the Capital Subaccount and temporary investments in 2001 compared with 2000. Interest income was approximately $349,000 in 1999.

Expenses

During the years ended December 31, 2001 and 2000, the Company incurred interest expense of approximately $145 million and $160 million. Interest expense includes interest on the bonds, and amortization of debt issuance expenses and discounts on the bonds. The decrease in interest expense was the result of the scheduled repayments on the bonds. Interest expense was approximately $65 million in 1999.

For the years ended December 31, 2001 and 2000, the Company also incurred administrative and general expenses of approximately $1.7 million and $1.8 million, including servicing fees of approximately $1.25 million and other administrative fees of $100,000 in each year. Administrative and general expenses were approximately $586,000 in 1999.

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $243 million, $244 million and $85 million in 2001, 2000 and 1999, respectively.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount are being recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $402 million of ITC collections for the billing periods of December 2000 to November 2001.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 26, June 25, September 25 and December 26, 2001. On March 26, 2001, scheduled principal payments of $37 million of the class A-1 Bonds were made and this series was retired. An additional $29 million in principal payments were made on the class A-2 Bonds. The following scheduled principal payments were also made on the class A-2 Bonds: $63 million on June 25, $56 million on September 25 and $30 million on December 26, 2001. After the December 26, 2001 principal payment was made on the class A-2 Bonds, this series was retired. On December 26, 2001, a scheduled principal payment of $26 million was also made on the class A-3 Bonds. The Overcollateralization Subaccount was funded by $327,000 on both March 26 and June 25, 2001, $276,000 on September 25, and $304,000 on December 26, 2001, to reach its required funding levels. Excess ITC collections and investment earnings not released to the Company, totaling approximately $17.8 million, were deposited into the Reserve Subaccount on the dates noted above.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 15, 2001 with the PUC. The request was approved and revised rates became effective on January 1, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Report of Independent Accountants

To PPL Electric Utilities Corporation, the Sole Member
of PPL Transition Bond Company, LLC:

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of PPL Transition Bond Company, LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from March 25, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 4, 2002

Item 8. Financial Statements and Supplementary Data

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY FOR THE
YEARS ENDED DECEMBER 31,
(Thousands of Dollars)
	2001	2000	1999 (a)

Revenue
Intangible transition charge revenue	$389,820	$405,718	$150,852
Interest income	516	175	349

Total revenue	390,336	405,893	151,201

Expenses
Amortization of intangible transition property	243,026	243,803	85,020
Interest expense	145,155	160,155	65,246
Administrative and general expenses	1,705	1,837	586

Total expenses	389,886	405,795	150,852

Operating Income	450	98	349

Income tax expense	312	73	145

Net Income	$138	$25	$204

Member's equity - beginning of period	12,330	12,305

Member's cash contribution			12,101

Member's equity - end of period	$12,468	$12,330	$12,305

(a) For the period March 25, 1999 (date of inception) to December 31, 1999.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Thousands of Dollars)

	2001	2000	1999 (a)

Cash Flows From Operating Activities
Net Income	$138	$25	$204

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	243,026	243,803	85,020
Amortization of debt issuance expenses	2,734	3,287	1,399
Amortization of debt discount	48	66	29
Deferred income taxes		(6,250)	6,250
Changes in current assets and liabilities:
Intangible transition charge receivable from Servicer	10,385	(13,677)	(68,507)
Accounts receivable - income taxes			(6,105)
Payable to Servicer		(1,056)	1,056
Other	(1,006)	8,744	2,787
Other operating activities - net	4,223	1,308	327

Net cash provided by operating activities	259,548	236,250	22,460

Cash Flows From Investing Activities
Purchase of intangible transition property			(2,402,000)
Change in restricted funds	(19,445)	(11,588)	(3,519)

Net cash used in investing activities	(19,445)	(11,588)	(2,405,519)

Cash Flows From Financing Activities
Proceeds from issuance of bonds			2,419,737
Payment of principal on bonds	(240,308)	(226,699)	(29,685)
Debt issuance expenses			(16,264)
Equity contribution from member			12,101

Net cash provided by (used in) financing activities	(240,308)	(226,699)	2,385,889

Net Increase (Decrease) in Cash and Cash Equivalents	(205)	(2,037)	2,830
Cash and Cash Equivalents at Beginning of Period	793	2,830

Cash and Cash Equivalents at End of Period	$588	$793	$2,830

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$142,584	$156,921	$61,562
Income taxes	$184	$165	$0

(a) For the Period March 25, 1999 (date of inception) to December 31, 1999.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
BALANCE SHEET AT DECEMBER 31,
(Thousands of Dollars)

	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$588	$793
Intangible transition charges receivable from Servicer	71,799	82,184
Other current assets	57	41

Current assets	72,444	83,018

Noncurrent Assets
Intangible transition property, net	1,829,852	2,075,996
Unamortized debt issuance expenses	8,844	11,578
Restricted funds	34,552	15,107

Noncurrent assets	1,873,248	2,102,681

Total assets	$1,945,692	$2,185,699

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$245,476	$240,308
Interest accrued	1,850	2,064
Other	2,626	3,402

Current liabilities	249,952	245,774

Noncurrent Liabilities
Long-term debt, net of discount	1,677,713	1,923,141
Other	5,559	4,454

Noncurrent liabilities	1,683,272	1,927,595

Commitments and Contingent Liabilities

Member's Equity	12,468	12,330

Total liabilities and member's equity	$1,945,692	$2,185,699

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

  Reclassification

  Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current presentation.

  Long-Term Debt and Source of Repayment

  In August 1999, the Company issued $2.42 billion of Series 1999-1 Bonds. The Bonds consist of eight classes. The Company used the proceeds from the Bonds to purchase ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities to provide flexibility to issue multiple tranches of transition bonds at different dates. The Bonds are collateralized by the ITP and the amounts in the subaccounts maintained by the Trustee under the Indenture (as described below).

  Scheduled maturities and interest rates for the Bonds at December 31, 2001 are:

	Bond		Expected Final	Final
Class	Rate	Amount	Payment Date	Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	277,308	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,923,308
Current Maturities		(245,476)
Unamort.Discount		(119)

Long-term Debt		$1,677,713

  The carrying value of the long-term debt approximates fair market value as of December 31, 2001. The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2000 through November 2001 were $402 million in aggregate. The monthly ITC collections from the billing periods of December 1999 through November 2000 were $393 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made all scheduled payments in 2001 and 2000. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. For the years ended December 31, 2001 and 2000, the Company deposited approximately $17.8 million and $1.3 million to the Reserve Subaccount. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. For the years ended December 31, 2001 and 2000, the Company deposited approximately $1.2 million and $1.6 million to the Overcollateralization Subaccount. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At December 31, 2001, the following balances were reflected in the Subaccounts maintained by the Trustee:

		Balance
Subaccounts	($ Thousands)

General	$
Reserve		19,453
Overcollateralization		2,953
Capital		12,146

Total		$34,552

  Significant Agreements and Related Party Transactions

Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. At December 31, 2001 and 2000, the Balance Sheet included receivables from PPL Electric Utilities of approximately $72 million and $82 million for ITC collections.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 10 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 11. Executive Compensation

Item 11 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 12 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Item 13 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:
  Financial Statements - included in response to Item 8.

  Report of Independent Accountants

  Statement of Operations and Changes in Member's Equity for the years ended December 31, 2001 and 2000 and for the period March 25, 1999 (inception) to December 31, 1999

  Statement of Cash Flows for the years ended December 31, 2001 and 2000 and for the period March 25, 1999 (inception) to December 31, 1999

  Balance Sheet at December 31, 2001 and 2000

  Financial Statement Schedules.

  None.

  Exhibits.

  See Exhibit Index which appears following the Signature page to this report.

(b) Reports on Form 8-K:

  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Transition Bond Company, LLC

(Registrant)

By /s/ John R. Biggar

John R. Biggar, Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE
By /s/ John R. Biggar	Manager

John R. Biggar

By /s/ James E. Abel	Manager

James E. Abel

By /s/ James S. Pennington	Manager

James S. Pennington

By /s/ Benjamin B. Abedine	Manager

Benjamin B. Abedine

By /s/ Dean A. Christiansen	Manager

Dean A. Christiansen

By /s/ Stephen C. May	Treasurer

Stephen C. May

Date: March 22, 2002

INDEX TO EXHIBITS

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.

Exhibit No.			Description
	3.1	-	Certificate of Formation of PP&L Transition Bond Company LLC (Exhibit 4.2 to Registration Statement No. 333-75369)

*	3.2	-	Certificate of Amendment of PP&L Transition Bond Company LLC

	3.3	-	Amended and Restated Limited Liability Company Agreement of PP&L Transition Bond Company LLC, dated August 10, 1999 (Exhibit 4.1.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

	4.1	-	Indenture dated as of August 10, 1999, between the Company and the Bank of New York (Exhibit 4.3.1 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

	4.2	-	Series Supplement, dated as of August 10, 1999, between the Company and the Bank of New York (Exhibit 4.3.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

	10.1	-	Intangible Transition Property Sale Agreement, dated August 10, 1999, between the Company and CEP Securities Co. LLC (Exhibit 10.1 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

	10.2	-	Amendment Number 1 to the Intangible Transition Property Contribution Agreement among PPL Electric Utilities Corporation (formerly PP&L, Inc.), PPL Energy Funding Corporation (formerly CEP Group, Inc.), CEP Reserves, Inc. and the Company dated August 10, 1999 (Exhibit 10.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

	10.3	-	Intangible Transition Property Servicing Agreement, dated August 10, 1999, between the Company and PPL Electric Utilities Corporation (formerly PP&L, Inc.) (Exhibit 10.3 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

*	23	-	Consent of PricewaterhouseCoopers LLP

*	99	-	Quarterly Servicer's Certificate