Form 10-Q
period 2002-03-31
PP&L TRANSITION BOND CO INC
filed 2002-05-08
CIK 1083000

United States Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Condensed Statement of Operations and Changes in Member's Equity	1

Condensed Statement of Cash Flows	2

Condensed Balance Sheet	3

Notes to Condensed Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 6. Exhibits and Reports on Form 8-K	8

GLOSSARY OF TERMS AND ABBREVIATIONS	9

SIGNATURES	10

PPL TRANSITION BOND COMPANY, LLC
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,
	2002	2001

Revenue
Intangible transition charge revenue	$90,671	$107,565
Interest income	57	190

Total revenue	90,728	107,755

Expenses
Amortization of intangible transition property	56,374	69,320
Interest expense	33,875	37,835
Administrative and general expenses	422	424

Total expenses	90,671	107,579

Operating Income	57	176

Income tax expense	24	73

Net Income	33	103

Member's equity - beginning of period	12,468	12,330

Distribution to Member	(200)

Member's equity - end of period	$12,301	$12,433

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,

	2002	2001

Cash Flows From Operating Activities
Net Income	$33	$103

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	56,374	69,320
Amortization of debt issuance expenses	616	732
Amortization of debt discount	9	14
Changes in current assets and liabilities:
Intangible transition charge receivable from Servicer	6,306	4,420
Other	(327)	43
Other operating activities - net	917	1,140

Net cash provided by operating activities	63,928	75,772

Cash Flows From Investing Activities
Change in restricted funds	3,932	(9,774)

Net cash provided by (used in) investing activities	3,932	(9,774)

Cash Flows From Financing Activities
Payment of principal on bonds	(67,883)	(65,820)
Distribution to Member	(200)

Net cash used in financing activities	(68,083)	(65,820)

Net Increase (Decrease) in Cash and Cash Equivalents	(223)	178
Cash and Cash Equivalents at Beginning of Period	588	793

Cash and Cash Equivalents at End of Period	$365	$971

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED BALANCE SHEET
(Unaudited)
(Thousands of Dollars)
	March 31, 2002	December 31, 2001

ASSETS
Current Assets
Cash and cash equivalents	$365	$588
Intangible transition charges receivable from Servicer	65,537	71,843
Other current assets	34	57

Current assets	65,936	72,488

Noncurrent Assets
Intangible transition property, net	1,772,888	1,829,852
Unamortized debt issuance expenses	8,228	8,844
Restricted funds	30,620	34,552

Noncurrent assets	1,811,736	1,873,248

Total assets	$1,877,672	$1,945,736

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$247,151	$245,476
Interest accrued	1,788	1,850
Other	2,382	2,670

Current liabilities	251,321	249,996

Noncurrent Liabilities
Long-term debt, net of discount	1,608,164	1,677,713
Other	5,886	5,559

Noncurrent liabilities	1,614,050	1,683,272

Commitments and Contingent Liabilities

Member's Equity	12,301	12,468

Total liabilities and member's equity	$1,877,672	$1,945,736

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL Transition Bond Company, LLC
Notes to Condensed Financial Statements

Terms and abbreviations appearing in Notes to Condensed Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting standards generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

  Nature of Operations

  The condensed financial statements include the accounts of PPL Transition Bond Company, LLC. The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999, pursuant to the filing of a certificate of formation with the Delaware Secretary of State and a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

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

  Summary of Significant Accounting Policies

  Management's Estimates

  The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions will affect the reported amount of revenues, expenses, assets and liabilities, and disclosure of contingencies. Actual results could differ from these estimates.

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

  Reclassification

  Certain amounts in the March 31, 2001 and December 31, 2001 financial statements have been reclassified to conform to the current presentation.

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

  Scheduled maturities and interest rates for the Bonds at March 31, 2002 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	209,425	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,855,425
Current Maturities		(247,151)
Unamort Discount		(110)

Long-term Debt		$1,608,164

  The carrying value of the long-term debt approximates fair market value as of March 31, 2002. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2001 through February 2002 were $97 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made a scheduled payment on March 25, 2002. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $3.3 million, $313,000 was deposited on March 25, 2002. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At March 31, 2002, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General	$-
Reserve	15,202
Overcollateralization	3,280
Capital	12,138

Total	$30,620

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the three months ended March 31, 2002, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. The Company expensed similar amounts in the three months ended March 31, 2001.

  At March 31, 2002, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $66 million for billed and unbilled ITC revenues.

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

Background

The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds, pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company is a Delaware limited liability company organized in March 1999 for the limited purposes of purchasing ITP and issuing Bonds secured by the ITP. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instructions H(1)(a) and (b) of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Condensed Financial Statements included in Item 1 above, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Results of Operations

Revenues

Revenue generated from the ITP for the quarters ended March 31, 2002 and 2001 were approximately $91 million and $108 million. The decrease in ITC revenues was due to a decrease in electricity delivery sales by PPL Electric and lower ITC rates.

During the quarters ended March 31, 2002 and 2001, the Company also earned approximately $57,000 and $190,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2002 reflects a lower rate of return on investments in the Capital Subaccount in 2002 compared with 2001.

Expenses

During the three months ended March 31, 2002 and 2001, the Company incurred interest expense of approximately $34 million and $38 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $56 million and $69 million for the three months ended March 31, 2002 and 2001. The decrease reflects lower ITC revenues, as noted above.

For the three months ended March 31, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $422,000 and $424,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $97 million of ITC collections for the billing periods of December 2001 to February 2002.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, 2002. On March 25, 2002, a scheduled principal payment of $68 million was made on the class A-3 Bonds. The Overcollateralization Subaccount was funded by $313,000 on March 25, 2002, to reach its required funding level.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request with the PUC on December 15, 2001. The request was approved and revised rates became effective on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99 - Quarterly Servicer's Certificate

(b) Reports on Form 8-K

None.

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount - An account held by the Trustee under the Indenture, which was funded by a contribution to PPL Transition Bond Company, LLC by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and formerly an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000, CEP Securities became an indirect, wholly-owned subsidiary of PPL Energy Funding Corporation, a direct subsidiary of PPL Corporation.

Competition Act - The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

General Subaccount - An account held by the Trustee under the Indenture, into which ITC remittances from the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates for the transition bonds.

Indenture - The Indenture entered into by PPL Transition Bond Company, LLC and the Trustee, providing for the issuance of the transition bonds.

ITC - Intangible Transition Charge, which PPL Electric Utilities has been authorized by the PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

ITP - Intangible Transition Property, which is the property right created under the Competition Act, representing the irrevocable right of PPL Transition Bond Company, LLC to receive, through the ITC, amounts sufficient to recover all Qualified Transition Expenses.

Overcollateralization Subaccount - An account held by the Trustee under the Indenture, which is funded ratably from collections of the ITC over the term of each series of transition bonds.

PPL Electric Utilities - PPL Electric Utilities Corporation, the sole member of PPL Transition Bond Company, LLC.

PUC - Pennsylvania Public Utility Commission.

PUC Restructuring Order - The final order issued by the PUC to PPL Electric Utilities in August 1998, in connection with PPL Electric Utilities' restructuring filing under the Competition Act, as supplemented by a May 1999 PUC order.

Qualified Transition Expenses - The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds under the Customer Choice Act; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

Reserve Subaccount - An account held by the Trustee under the Indenture, which consists of remaining funds available after required allocations on the quarterly payment dates for the transition bonds.

SEC - Securities and Exchange Commission.

Servicer - PPL Electric Utilities acting in this capacity under the Servicing Agreement. In this capacity, PPL Electric Utilities calculates, bills and collects the ITC, and maintains applicable accounting records, among other duties.

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

PPL Transition Bond Company, LLC
(Registrant)

Date: May 8, 2002	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer