Form 10-Q
period 2002-06-30
PP&L TRANSITION BOND CO INC
filed 2002-08-12
CIK 1083000

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PPL TRANSITION BOND COMPANY, LLC PART 1. FINANCIAL INFORMATION Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (Unaudited) (Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues
Intangible transition charge revenue	$84,256	$90,329	$174,927	$197,894
Interest income	57	138	114	328

Total revenue	84,313	90,467	175,041	198,222

Expenses
Amortization of intangible transition property	51,102	53,126	107,476	122,446
Interest expense	32,733	36,772	66,608	74,607
Administrative and general expenses	83	129	167	215
Administrative and general expenses with affiliates	337	337	675	675

Total expenses	84,255	90,364	174,926	197,943

Operating Income	58	103	115	279

Income tax expense	24	42	48	115

Net Income	$34	$61	$67	$164

Member's equity - beginning of period	12,301	12,433	12,468	12,330

Distribution to Member			(200)

Member's equity - end of period	$12,335	$12,494	$12,335	$12,494

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (Thousands of Dollars)

	Six Months Ended June 30,
	2002	2001

Cash Flows From Operating Activities
Net Income	$67	$164

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	107,476	122,446
Amortization of debt issuance expenses	1,207	1,428
Amortization of debt discount	18	27
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	10,635	14,173
Other	(521)	(167)
Other operating activities - net	1,738	2,134

Net cash provided by operating activities	120,620	140,205

Cash Flows From Investing Activities
Change in restricted funds	11,466	(11,102)

Net cash provided by (used in) investing activities	11,466	(11,102)

Cash Flows From Financing Activities
Payment of principal on bonds	(132,021)	(129,138)
Distribution to Member	(200)

Net cash used in financing activities	(132,221)	(129,138)

Net Decrease in Cash and Cash Equivalents	(135)	(35)
Cash and Cash Equivalents at Beginning of Period	588	793

Cash and Cash Equivalents at End of Period	$453	$758

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC CONDENSED BALANCE SHEET (Unaudited) (Thousands of Dollars)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$453	$588
Intangible transition charges receivable from Servicer	61,208	71,843
Other current assets	11	57

Current assets	61,672	72,488

Noncurrent Assets
Intangible transition property, net	1,721,292	1,829,852
Unamortized debt issuance expenses	7,637	8,844
Restricted funds	23,086	34,552

Noncurrent assets	1,752,015	1,873,248

Total assets	$1,813,687	$1,945,736

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$249,769	$245,476
Interest accrued	1,730	1,850
Other	2,223	2,670

Current liabilities	253,722	249,996

Noncurrent Liabilities
Long-term debt, net of discount	1,541,417	1,677,713
Other	6,213	5,559

Noncurrent liabilities	1,547,630	1,683,272

Commitments and Contingent Liabilities

Member's Equity	12,335	12,468

Total liabilities and member's equity	$1,813,687	$1,945,736

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

  The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds, or Bonds, pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorized the ITC to be sufficient to recover up to $2.85 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

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

  Reclassification

  Certain amounts in the June 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the current presentation.

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

  Scheduled maturities and interest rates for the Bonds at June 30, 2002 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date

A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	145,287	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,791,287
Current Maturities		(249,769)
Unamort Discount		(101)

Long-term Debt		$1,541,417

  The carrying value of the long-term debt approximates fair market value as of June 30, 2002. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC.   The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity.   The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture.   The monthly ITC collections from the billing periods of December 2001 through May 2002 were $186 million in aggregate.   Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture.   The Trustee made scheduled payments on March 25 and June 25, 2002.   The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company.   The Indenture also provides for an Overcollateralization Subaccount.  The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds.   To meet the required Overcollateralization Subaccount level of $3.6 million, deposits of $313,000 were made on each of the scheduled payment dates noted above.   Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance.   If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of  $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At June 30, 2002, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance

($ Thousands)
General	$-
Reserve	7,339
Overcollateralization	3,608
Capital	12,139

Total	$23,086

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the three months ended June 30, 2002, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the six months ended June 30, 2002, the Company expensed servicing fees of $626,000 and other administrative fees of $50,000. The Company expensed similar amounts in the three and six months ended June 30, 2001.

  At June 30, 2002, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $61 million for billed and unbilled ITC revenues.

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

Background

The Company is a Delaware limited liability company organized in March 1999 for the sole purpose of purchasing and owning ITP, issuing transition bonds, or Bonds, pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

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

Results of Operations

Revenues

Revenue generated from the ITP for the three months ended June 30, 2002 and 2001 were approximately $85 million and $90 million. Revenues generated from the ITP for the six months ended June 30, 2002 and 2001 were approximately $175 million and $198 million. The decrease in ITC revenues was due to lower ITC rates.

During the three months ended June 30, 2002 and 2001, the Company also earned approximately $57,000 and $138,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the six months ended June 30, 2002 and 2001, the Company earned approximately $114,000 and $328,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2002 reflects a lower rate of return on investments in the Capital Subaccount in 2002 compared with 2001.

Expenses

During the three months ended June 30, 2002 and 2001, the Company incurred interest expense of approximately $33 million and $37 million. During the six months ended June 30, 2002 and 2001, the Company incurred interest expenses of approximately $67 million and $75 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $51 million and $53 million for the three months ended June 30, 2002 and 2001. Amortization of the ITP was approximately $107 million and $122 million for the six months ended June 30, 2002 and 2001. The decrease reflects lower ITC revenues, as noted above.

For the three months ended June 30, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $420,000 and $466,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period.

For the six months ended June 30, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $842,000 and $890,000, including servicing fees of approximately $626,000 and other administrative fees of $50,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $186 million of ITC collections for the billing periods of December 2001 to May 2002.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, and June 25, 2002, including the following scheduled principal payments on the Class A-3 Bonds; $68 million and $64 million, respectively. The Overcollateralization Subaccount was funded by $313,000 on both March 25, 2002 and June 25, 2002, to reach its required funding level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99(a) - Quarterly Servicer's Certificate
99(b) - Certificate of PPL's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PPL Transition Bond Company, LLC
(Registrant)

Date: August 12, 2002	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer