Form 10-Q
period 2002-09-30
PP&L TRANSITION BOND CO INC
filed 2002-11-06
CIK 1083000

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

This document is available free of charge at the Investor Center on PPL Corporations' website at www.pplweb.com.

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PPL TRANSITION BOND COMPANY, LLC
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues
Intangible transition charge revenue	$93,367	$97,463	$268,294	$295,357
Interest income	56	115	170	443

Total revenue	93,423	97,578	268,464	295,800

Expenses
Amortization of intangible transition property	61,287	61,305	168,763	183,751
Interest expense	31,659	35,733	98,267	110,340
Administrative and general expenses	87	87	254	267
Administrative and general expenses with affiliates	337	337	1,012	1,012

Total expenses	93,370	97,462	268,296	295,370

Operating Income	53	116	168	430

Income tax expense	22	49	70	199

Net Income	$31	$67	$98	$231

Member's equity - beginning of period	12,335	12,494	12,468	12,330

Distribution to Member			(200)

Member's equity - end of period	$12,366	$12,561	$12,366	$12,561

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2002	2001

Cash Flows From Operating Activities
Net Income	$98	$231

Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of intangible transition property	168,763	183,751
Amortization of debt issuance expenses	1,773	2,094
Amortization of debt discount	28	38
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	5,628	10,399
Other	(878)	(426)
Other operating activities - net	2,590	3,172

Net cash provided by operating activities	178,002	199,259

Cash Flows From Investing Activities
Change in restricted funds	10,733	(14,592)

Net cash provided by (used in) investing activities	10,733	(14,592)

Cash Flows From Financing Activities
Payment of principal on bonds	(188,773)	(184,785)
Distribution to Member	(200)

Net cash used in financing activities	(188,973)	(184,785)

Net Decrease in Cash and Cash Equivalents	(238)	(118)
Cash and Cash Equivalents at Beginning of Period	588	793

Cash and Cash Equivalents at End of Period	$350	$675

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
CONDENSED BALANCE SHEET
(Unaudited)
(Thousands of Dollars)
	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$350	$588
Intangible transition charges receivable from Servicer	66,215	71,843
Other current assets		57

Current assets	66,565	72,488

Noncurrent Assets
Intangible transition property, net	1,659,480	1,829,852
Unamortized debt issuance expenses	7,071	8,844
Restricted funds	23,819	34,552

Noncurrent assets	1,690,370	1,873,248

Total assets	$1,756,935	$1,945,736

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$252,591	$245,476
Interest accrued	1,678	1,850
Other	1,907	2,670

Current liabilities	256,176	249,996

Noncurrent Liabilities
Long-term debt, net of discount	1,481,853	1,677,713
Other	6,540	5,559

Noncurrent liabilities	1,488,393	1,683,272

Commitments and Contingent Liabilities

Member's Equity	12,366	12,468

Total liabilities and member's equity	$1,756,935	$1,945,736

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

  The Company was organized for the sole purpose of purchasing and owning ITP, issuing transition bonds (or Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. ITP represents the irrevocable right of PPL Electric Utilities, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the PUC Restructuring Order in accordance with the Competition Act. The PUC Restructuring Order authorized the ITC to be sufficient to recover up to $2.85 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

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

  Reclassification

  Certain amounts in the September 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the current presentation.

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

  Scheduled maturities and interest rates for the Bonds at September 30, 2002 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date

A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	88,535	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,734,535
Current Maturities		(252,591)
Unamort Discount		(91)

Long-term Debt		$1,481,853

  The carrying value of the long-term debt approximates fair market value as of September 30, 2002. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2001 through August 2002 were $275 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 25, June 25 and September 25, 2002. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $3.9 million the following deposits were made, $313,000, $314,000 and $318,000, on the scheduled payment dates noted above. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At September 30, 2002, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General	$-
Reserve	7,723
Overcollateralization	3,941
Capital	12,155

Total	$23,819

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the three months ended September 30, 2002, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. For the nine months ended September 30, 2002, the Company expensed servicing fees of $938,000 and other administrative fees of $75,000. The Company expensed similar amounts in the three and nine months ended September 30, 2001.

  At September 30, 2002, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $66 million for billed and unbilled ITC revenues.

PPL Transition Bond Company, LLC

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Electric Utilities and the Company believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in conjunction with other documents of PPL Electric Utilities and the Company on file with the SEC.

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

Results of Operations

Revenues

Revenue generated from the ITP for the three months ended September 30, 2002 and 2001 were approximately $93 million and $97 million. Revenues generated from the ITP for the nine months ended September 30, 2002 and 2001 were approximately $268 million and $295 million. The decrease in ITC revenues was due to lower ITC rates, and a decrease in electricity deliveries during the nine months ended September 30, 2002 compared with the same period in 2001.

During the three months ended September 30, 2002 and 2001, the Company also earned approximately $56,000 and $115,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the nine months ended September 30, 2002 and 2001, the Company earned approximately $170,000 and $443,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2002 reflects a lower rate of return on investments in the Capital Subaccount in 2002 compared with 2001.

Expenses

During the three months ended September 30, 2002 and 2001, the Company incurred interest expense of approximately $32 million and $36 million. During the nine months ended September 30, 2002 and 2001, the Company incurred interest expenses of approximately $98 million and $110 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $61 million for both the three months ended September 30, 2002 and 2001. Amortization of the ITP was approximately $169 million and $184 million for the nine months ended September 30, 2002 and 2001. The decrease reflects lower ITC revenues, as noted above.

For both the three months ended September 30, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $424,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period.

For both the nine months ended September 30, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $1.3 million, including servicing fees of approximately $938,000 and other administrative fees of $75,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $275 million of ITC collections for the billing periods of December 2001 to August 2002.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, June 25 and September 25, 2002, including the following scheduled principal payments on the Class A-3 Bonds; $68 million, $64 million and $57 million, respectively. The Overcollateralization Subaccount was funded on the scheduled payment dates as noted above, $313,000, $314,000, and $318,000, to reach its required funding level.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)		Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of October 31, 2002, has concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

(b)		Change in internal controls.

The registrant's principal executive officer and principal financial officer has concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2002, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10(a)	- First Amendment to Intangible Transition Property Servicing Agreement, effective August 9, 2002
	10(b)	- First Supplemental Indenture, effective August 9, 2002
	99(a)	- Quarterly Servicer's Certificate
	99(b)	- Certificate of PPL's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount - An account held by the Trustee under the Indenture, which was funded by a contribution to the Company by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and formerly an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000, CEP Securities became an indirect, wholly-owned subsidiary of PPL Energy Funding Corporation, a direct subsidiary of PPL Corporation.

Company - PPL Transition Bond Company, LLC, a Delaware limited liability company and a wholly-owned subsidiary of PPL Electric Utilities, formed for the sole purpose described in this report.

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

Indenture - The Indenture entered into the Company and the Trustee, providing for the issuance of the transition bonds.

ITC - Intangible Transition Charge, which PPL Electric Utilities has been authorized by the PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

ITP - Intangible Transition Property, which is the property right created under the Competition Act, representing the irrevocable right of the Company to receive, through the ITC, amounts sufficient to recover all Qualified Transition Expenses.

Overcollateralization Subaccount - An account held by the Trustee under the Indenture, which is funded ratably from collections of the ITC over the term of each series of transition bonds.

PPL Electric Utilities - PPL Electric Utilities Corporation, the sole member of the Company.

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

Servicing Agreement - The Intangible Property Servicing Agreement between PPL Electric Utilities, as Servicer, and the Company, as Issuer, as amended.

Trustee - The Bank of New York, a New York banking corporation, as Trustee under the Indenture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Transition Bond Company, LLC
(Registrant)

Date: November 6, 2002	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer

CERTIFICATION

I, JAMES E. ABEL, the principal executive officer and principal financial officer of PPL Transition Bond Company, LLC (the "Registrant"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Registrant.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within the Registrant, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5.  I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ James E. Abel James E. Abel Manager PPL Transition Bond Company, LLC