Form 10-K
period 2002-12-31
PP&L TRANSITION BOND CO INC
filed 2003-02-21
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS (I) (1)(a) AND (b) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).

YES [ ] NO [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

Documents incorporated by reference:

Not applicable.

PPL TRANSITION BOND COMPANY, LLC

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2002

GLOSSARY OF TERMS AND ABBREVIATIONS

Capital Subaccount - An account held by the Trustee under the Indenture which is funded by a contribution to PPL Transition Bond Company, LLC by PPL Electric Utilities at the date of issuance of each series of transition bonds.

CEP Securities - CEP Securities Co. LLC, a Delaware limited liability company and formerly an indirect wholly-owned subsidiary of PPL Electric Utilities. Effective July 1, 2000 CEP Securities became an indirect wholly-owned subsidiary of PPL Energy Funding.

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

PPL - PPL Corporation, the parent holding Company of PPL Electric Utilities, PPL Energy Funding and other subsidiaries.

PPL Electric Utilities - PPL Electric Utilities Corporation, the sole member of PPL Transition Bond Company, LLC.

PPL Energy Funding - PPL Energy Funding Corporation, which is a subsidiary of PPL and the parent company of PPL Energy Supply, LLC.

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

The only material business conducted by the Company has been the servicing of the ITP. During 2002, the Company earned revenue from the ITP in the amount of $361 million and approximately $221,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the year, the Company made principal payments of $246 million and interest payments of $127 million on the Bonds. Of the original issuance in August 1999 of $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8, at December 31, 2002, there remained approximately $1.7 billion of Bonds outstanding. In 2002, the Company also replenished the Capital Subaccount and the Overcollateralization Subaccount to their required levels and incurred administrative and general expenses of approximately $1.8 million, including servicing fees of $1.25 million and other administrative fees of $100,000. The specific interest rate and maturity of each class of bonds is specified in Note 3 to Financial Statements. Each series of Bonds have been registered in the name of Cede & Company, as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley.

The Company used the proceeds of the issuance of the Bonds in 1999 to pay expenses of issuance and to purchase the transferred ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

The Company has no employees. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such adjustment requests on December 15, 2001 and December 13, 2002, with the PUC. The requests were approved and revised rates became effective on January 1, 2002 for the December 15, 2001 filing, and January 1, 2003 for the December 13, 2002 filing.

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

Available Information

PPL's Internet website is www.pplweb.com. On the Investor Center page of that website, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 4 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. PPL Electric Utilities owns all of the Company's equity. On August 5, 1999, PPL Electric Utilities transferred $12.1 million to the Company as an initial capital contribution, which is also the total capital contribution as of December 31, 2002 and 2001. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.

  Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

  Bondholders. As of December 31, 2002 the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

Item 6.  Selected Financial Data

Item 6 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instruction (I) (1) (a) and (b) in Form 10-K.

Item 7.  Review of the Financial Condition and Results of Operations

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

Background

The Company is a Delaware limited liability company organized in March 1999 for the limited purposes of purchasing and owning ITP, issuing the Bonds, pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

Results of Operations

Revenues

Revenue generated from the ITP for the years ended December 31, 2002, 2001 and 2000, were approximately $361 million, $390 million and $406 million, respectively. The decreases in ITC revenues were due to lower ITC rates from year to year.

During the years ended December 31, 2002, 2001 and 2000, the Company also earned approximately $221,000, $516,000 and $175,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2002 compared with 2001 reflects a lower rate of return on investments in the Capital Subaccount. The increase in interest income in 2001 compared with 2000 reflects higher balances in the Capital Subaccount and higher temporary investments.

Expenses

During the years ended December 31, 2002, 2001 and 2000, the Company incurred interest expense of approximately $129 million, $145 million and $160 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense from year to year was the result of the scheduled repayments on the Bonds.

For the years ended December 31, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $1.8 million and $1.7 million, including servicing fees of $1.25 million and other administrative fees of $100,000 in each year. Administrative and general expenses were approximately $1.8 million in 2000.

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $230 million, $243 million and $244 million in 2002, 2001 and 2000, respectively.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount are being recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $365 million of ITC collections for the billing periods of December 2001 to November 2002.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, June 25, September 25 and December 26, 2002, including the following scheduled principal payments on the Class A-3 bonds; $68 million, $64 million, $57 million and $57 million, respectively. The Overcollateralization Subaccount was funded on the scheduled payment dates as noted above by $313,000, $314,000, $318,000 and $309,000, to reach its required funding level.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 13, 2002 with the PUC. The request was approved and revised rates became effective on January 1, 2003.

In February 2002, the Company paid a dividend of $200,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

Report of Independent Accountants

To PPL Electric Utilities Corporation, the Sole Member
of PPL Transition Bond Company, LLC:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 11 present fairly, in all material respects, the financial position of PPL Transition Bond Company, LLC (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 3, 2003

Item 8. Financial Statements and Supplementary Data

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY FOR THE
YEARS ENDED DECEMBER 31,
(Thousands of Dollars)

	2002	2001	2000

Revenue
Intangible transition charge revenue	$361,171	$389,820	$405,718
Interest income	221	516	175

Total revenue	361,392	390,336	405,893

Expenses
Amortization of intangible transition property	230,278	243,026	243,803
Interest expense	128,965	145,155	160,155
Administrative and general expenses	427	355	487
Administrative and general expenses with affiliates	1,350	1,350	1,350

Total expenses	361,020	389,886	405,795

Operating Income	372	450	98

Income tax expense	156	312	73

Net Income	$216	$138	$25

Member's equity - beginning of period	12,468	12,330	12,305

Distribution to Member	(200)

Member's equity - end of period	$12,484	$12,468	$12,330

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Thousands of Dollars)
	2002	2001	2000

Cash Flows From Operating Activities
Net Income	$216	$138	$25

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of intangible transition property	230,278	243,026	243,803
Amortization of debt issuance expenses	2,317	2,734	3,287
Amortization of debt discount	37	48	66
Deferred income taxes			(6,250)
Changes in current assets and liabilities:
Intangible transition charge receivable from Servicer	2,445	10,385	(13,677)
Payable to Servicer			(1,056)
Other	(1,168)	(1,006)	8,744
Other operating activities - net
Other assets	2,135	3,118	(2,819)
Other liabilities	1,308	1,105	4,127

Net cash provided by operating activities	237,568	259,548	236,250

Cash Flows From Investing Activities
Change in restricted funds	7,888	(19,445)	(11,588)

Net cash provided by (used in) investing activities	7,888	(19,445)	(11,588)

Cash Flows From Financing Activities
Payment of principal on bonds	(245,476)	(240,308)	(226,699)
Distribution to Member	(200)

Net cash used in financing activities	(245,676)	(240,308)	(226,699)

Net Decrease in Cash and Cash Equivalents	(220)	(205)	(2,037)
Cash and Cash Equivalents at Beginning of Period	588	793	2,830

Cash and Cash Equivalents at End of Period	$368	$588	$793

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$126,834	$142,584	$156,921
Income taxes	$53	$184	$165

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
BALANCE SHEET AT DECEMBER 31,
(Thousands of Dollars)

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$368	$588
Intangible transition charges receivable from Servicer	69,398	71,843
Other current assets		57

Current assets	69,766	72,488

Noncurrent Assets
Intangible transition property, net	1,597,439	1,829,852
Unamortized debt issuance expenses	6,527	8,844
Restricted funds	26,664	34,552

Noncurrent assets	1,630,630	1,873,248

Total assets	$1,700,396	$1,945,736

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$255,492	$245,476
Interest accrued	1,626	1,850
Other	1,669	2,670

Current liabilities	258,787	249,996

Noncurrent Liabilities
Long-term debt, net of discount	1,422,258	1,677,713
Other	6,867	5,559

Noncurrent liabilities	1,429,125	1,683,272

Commitments and Contingent Liabilities

Member's Equity	12,484	12,468

Total liabilities and member's equity	$1,700,396	$1,945,736

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL Transition Bond Company, LLC

Notes to Financial Statements

Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

  Nature of Operations

  The financial statements include the accounts of PPL Transition Bond Company, LLC (the Company). The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999 pursuant to the filing of a certificate of formation with the Delaware Secretary of State and a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

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

  Summary of Significant Accounting Policies

  Management's Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions will affect the reported amount of revenues, expenses, assets and liabilities, and the disclosure of contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

  The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. "Cash and cash equivalents" do not include "Restricted funds."

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

  Reclassification

  Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the current presentation.

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

  Scheduled maturities and interest rates for the Bonds at December 31, 2002 are:

	Bond		Expected Final	Final
Class	Rate	Amount	Payment Date	Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	31,832	March 25, 2003	March 25, 2005
A-4	6.72%	201,000	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,677,832
Current Maturities		(255,492)
Unamort. Discount		(82)

Long-term Debt		$1,422,258

  The carrying value of the long-term debt approximates fair market value as of December 31, 2002. The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2001 through November 2002 were $365 million in aggregate. The monthly ITC collections from the billing periods of December 2000 through November 2001 were $402 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made all scheduled payments in 2002 and 2001. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. For the years ended December 31, 2002 and 2001, the Company deposited approximately $2.9 million and $17.8 million to the Reserve Subaccount. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. For the years ended December 31, 2002 and 2001, the Company deposited approximately $1.3 million and $1.2 million to the Overcollateralization Subaccount. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At December 31, 2002, the following balances were reflected in the Subaccounts maintained by the Trustee:

Balance
Subaccounts	($ Thousands)

General
Reserve	$10,258
Overcollateralization	4,264
Capital	12,142

Total	$26,664

  In February 2002, the Company paid a dividend of $200,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. At December 31, 2002 and 2001, the Balance Sheet included receivables from PPL Electric Utilities of approximately $69 million and $72 million for ITC collections.

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

Item 14.  Controls and Procedures

  Evaluation of disclosure controls and procedures.

  The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of February 5, 2003, has concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

  Change in internal controls.

  The registrant's principal executive officer and principal financial officer has concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to February 5, 2003, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:
  Financial Statements - included in response to Item 8.

  Report of Independent Accountants

  Statement of Operations and Changes in Member's Equity for the years ended December 31, 2002, 2001 and 2000

  Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

  Balance Sheet at December 31, 2002 and 2001

  Financial Statement Schedules.

  None.

  Exhibits.

  See Exhibit Index which appears following the Certification page to this report.

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

Date: February 21, 2003

CERTIFICATION

I, JAMES E. ABEL, the principal executive officer and principal financial officer of PPL Transition Bond Company, LLC (the "Registrant"), certify that:

  I have reviewed this annual report on Form 10-K of the Registrant for the year ended December 31, 2002.

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within the Registrant, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c.	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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

  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ James E. Abel James E. Abel Manager PPL Transition Bond Company, LLC

INDEX TO EXHIBITS

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.

Exhibit No.		Description

3.1	-	Certificate of Formation of PPL Transition Bond Company LLC (Exhibit 4.2 to Registration Statement No. 333-75369)

3.2	-	Certificate of Amendment of PPL Transition Bond Company LLC

3.3	-	Amended and Restated Limited Liability Company Agreement of PP&L Transition Bond Company LLC, dated August 10, 1999 (Exhibit 4.1.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)
4.1	-
Indenture dated as of August 10, 1999, between the Company and the Bank of New York (Exhibit 4.3.1 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

4.2	-	Series Supplement, dated as of August 10, 1999, between the Company and the Bank of New York (Exhibit 4.3.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

10.1	-	Intangible Transition Property Sale Agreement, dated August 10, 1999, between the Company and CEP Securities Co. LLC (Exhibit 10.1 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

10.2	-	Amendment Number 1 to the Intangible Transition Property Contribution Agreement among PPL Electric Utilities Corporation (formerly PP&L, Inc.), PPL Energy Funding Corporation (formerly CEP Group, Inc.), CEP Reserves, Inc. and the Company dated August 10, 1999 (Exhibit 10.2 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

10.3(a)	-	Intangible Transition Property Servicing Agreement, dated August 10, 1999, between the Company and PPL Electric Utilities Corporation (formerly PP&L, Inc.) (Exhibit 10.3 to the Company's Form 8-K report (File No. 333-75369) dated August 17, 1999)

10.3(b)	-	First Amendment to Intangible Transition Property Servicing Agreement, effective August 9, 2002 (Exhibit 10(a) to the Company's Form 10-Q report (File No. 333-75369) dated November 6, 2002)

10.4	-	First Supplemental Indenture, effective August 9, 2002 (Exhibit 10(b) to the Company's Form 10-Q report (File No. 333-75369) dated November 6, 2002)

* 23	-	Consent of PricewaterhouseCoopers LLP

*99(a)	-	Quarterly Servicer's Certificate

*99(b)	-	Certificate of PPL Transition Bond Company's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002