Form 10-Q
period 2003-03-31
PP&L TRANSITION BOND CO INC
filed 2003-05-12
CIK 1083000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 Form 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

YES [ X ]   NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [  ]   NO [ X ]

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.

PPL TRANSITION BOND COMPANY, LLC
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(Unaudited)
(Thousands of Dollars)
	Three Months Ended March 31,
	2003	2002
Revenue
Intangible transition charge revenue	$100,539	$90,671
Interest income	41	57

Total revenue	100,580	90,728

Expenses
Amortization of intangible transition property	70,321	56,374
Interest expense	29,728	33,875
Administrative and general expenses	122	84
Administrative and general expenses with affiliates	338	338

Total expenses	100,509	90,671

Operating Income	71	57

Income tax expense	30	24

Net Income	41	33

Member's equity - beginning of period	12,484	12,468

Distribution to Member		(200)

Member's equity - end of period	$12,525	$12,301

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENT OF CASH FLOWS
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities
Net Income	$41	$33

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	70,321	56,374
Amortization of debt issuance expenses	522	616
Amortization of debt discount	9	9
Changes in current assets and liabilities:
Intangible transition charge receivable from Servicer	(2,829)	6,306
Other	11	(327)
Other operating activities - net	534	917

Net cash provided by operating activities	68,609	63,928

Cash Flows From Investing Activities
Change in restricted funds	943	3,932

Net cash provided by investing activities	943	3,932

Cash Flows From Financing Activities
Payment of principal on bonds	(69,558)	(67,883)

Distribution to Member		(200)

Net cash used in financing activities	(69,558)	(68,083)

Net Decrease in Cash and Cash Equivalents	(6)	(223)
Cash and Cash Equivalents at Beginning of Period	368	588

Cash and Cash Equivalents at End of Period	$362	$365

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEET
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	March 31, 2003	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$362	$368
Intangible transition charges receivable from Servicer	72,227	69,398

Current assets	72,589	69,766

Noncurrent Assets
Intangible transition property, net	1,526,911	1,597,439
Unamortized debt issuance expenses	6,005	6,527
Restricted funds	25,721	26,664

Noncurrent assets	1,558,637	1,630,630

Total assets	$1,631,226	$1,700,396

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Long-term debt	$257,735	$255,492
Interest accrued	1,561	1,626
Other	1,745	1,669

Current liabilities	261,041	258,787

Noncurrent Liabilities
Long-term debt, net of discount	1,350,466	1,422,258
Other	7,194	6,867

Noncurrent liabilities	1,357,660	1,429,125

Commitments and Contingent Liabilities

Member's Equity	12,525	12,484

Total liabilities and member's equity	$1,631,226	$1,700,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL Transition Bond Company, LLC

Notes to Condensed Financial Statements

Terms and abbreviations appearing in Notes to Condensed Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting standards generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

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

  Scheduled maturities and interest rates for the Bonds at March 31, 2003 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	0	March 25, 2003	March 25, 2005
A-4	6.72%	163,274	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,608,274
Current Maturities		(257,735)
Unamort. Discount		(73)

Long-term Debt		$1,350,466

  The carrying value of the long-term debt approximates fair market value as of March 31, 2003. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2002 through February 2003 were $98 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made a scheduled payment on March 25, 2003. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. On March 25, 2003, the Trustee withdrew $1.3 million to make the scheduled principal payment of $70 million. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $4.6 million, $316,000 was deposited on March 25, 2003. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At March 31, 2003, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)

General
Reserve	$8,987
Overcollateralization	4,593
Capital	12,141

Total	$25,721

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the three months ended March 31, 2003, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. The Company expensed similar amounts in the three months ended March 31, 2002.

  At March 31, 2003, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $72 million for billed and unbilled ITC revenues.

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

The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instructions H(1)(a) and (b) of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Condensed Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

Results of Operations

Revenues

Revenue generated from the ITP for the quarters ended March 31, 2003 and 2002 were approximately $101 million and $91 million. The increase in ITC revenues was due to an increase in electricity delivery sales by PPL Electric Utilities.

During the quarters ended March 31, 2003 and 2002, the Company also earned approximately $41,000 and $57,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2003 reflects a lower rate of return on investments in the Capital Subaccount in 2003 compared with 2002.

Expenses

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $70 million and $56 million for the three months ended March 31, 2003 and 2002. The increase in ITP amortization reflects higher ITC revenues, as noted above, and the decrease in interest expense.

During the three months ended March 31, 2003 and 2002, the Company incurred interest expense of approximately $30 million and $34 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

For the three months ended March 31, 2003 and 2002, the Company also incurred administrative and general expenses of approximately $460,000 and $422,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $98 million of ITC collections for the billing periods of December 2002 to February 2003.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, 2003. On March 25, 2003, a scheduled principal payment of $32 million was made on the Class A-3 Bonds and this series was retired. An additional $38 million principal payment was made on the Class A-4 bonds.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request with the PUC on December 15, 2002. The request was approved and revised rates became effective on January 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of May 2, 2003, has concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

(b)	Change in internal controls.

The registrant's principal executive officer and principal financial officer has concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to May 2, 2003, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, the Derry Township Municipal Authority (DTMA), a retail customer of PPL Electric Utilities, petitioned the PUC for a declaratory order providing that PPL Electric Utilities must permit the prepayment or buy-out of DTMA's ITC obligation. In April 2003, PPL Electric Utilities filed with the PUC a motion to dismiss the DTMA's petition on the grounds that there is no legal basis for such a prepayment or buy-out of ITC and that such a prepayment, if permitted, would constitute an illegal impairment of the PUC's qualified rate orders relating to the ITC. The Company intends to intervene in this proceeding to protect its interests and the interests of the holders of the Bonds. Neither the Company nor PPL Electric Utilities can predict the outcome of this proceeding.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99(a)	- Quarterly Servicer's Certificate

	99(b)	- Certificate of PPL's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

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

PPL Transition Bond Company, LLC
(Registrant)

Date: May 12, 2003	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer

CERTIFICATION

I, JAMES E. ABEL, the principal executive officer and principal financial officer of PPL Transition Bond Company, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

	c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ James E. Abel
James E. Abel Manager PPL Transition Bond Company, LLC