Form 10-Q
period 2003-06-30
PP&L TRANSITION BOND CO INC
filed 2003-08-12
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
YES [ ] NO [ X ]

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.

PPL TRANSITION BOND COMPANY, LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Condensed Statement of Operations and Changes in Member's Equity	1

Condensed Statement of Cash Flows	2

Condensed Balance Sheet	3

Notes to Condensed Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 6. Exhibits and Reports on Form 8-K	9

GLOSSARY OF TERMS AND ABBREVIATIONS	10

SIGNATURES	11

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	12

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	13

QUARTERLY SERVICER'S CERTIFICATE	14

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Intangible transition charge revenue	$83,343	$84,256	$183,882	$174,927
Interest income	38	57	79	114

Total revenue	83,381	84,313	183,961	175,041

Expenses
Amortization of intangible transition property	54,326	51,102	124,647	107,476
Interest expense	28,546	32,733	58,274	66,608
Administrative and general expenses	135	83	257	167
Administrative and general expenses with affiliate	337	337	675	675

Total expenses	83,344	84,255	183,853	174,926

Operating Income	37	58	108	115

Income tax expense	15	24	45	48

Net Income	$22	$34	$63	$67

Member's equity - beginning of period	12,525	12,301	12,484	12,468

Distribution to Member				(200)

Member's equity - end of period	$12,547	$12,335	$12,547	$12,335

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENT OF CASH FLOWS
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net Income	$63	$67

Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of intangible transition property	124,647	107,476
Amortization of debt issuance expenses	1,019	1,207
Amortization of debt discount	18	18
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	35,411	10,635
Other	(4)	(521)
Other operating activities - net	1,035	1,738

Net cash provided by operating activities	162,189	120,620

Cash Flows From Investing Activities
Change in restricted funds	(25,835)	11,466

Net cash provided by (used in) investing activities	(25,835)	11,466

Cash Flows From Financing Activities
Payment of principal on bonds	(136,314)	(132,021)
Distribution to Member		(200)

Net cash used in financing activities	(136,314)	(132,221)

Net Increase (Decrease) in Cash and Cash Equivalents	40	(135)
Cash and Cash Equivalents at Beginning of Period	368	588

Cash and Cash Equivalents at End of Period	$408	$453

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEET
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$408	$368
Intangible transition charges receivable from Servicer	33,987	69,398

Current assets	34,395	69,766

Noncurrent Assets
Intangible transition property, net	1,472,411	1,597,439
Unamortized debt issuance expenses	5,508	6,527
Restricted funds	52,499	26,664

Noncurrent assets	1,530,418	1,630,630

Total Assets	$1,564,813	$1,700,396

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$259,594	$255,492
Interest accrued	1,499	1,626
Other	1,792	1,669

Current liabilities	262,885	258,787

Noncurrent Liabilities
Long-term debt, net of discount	1,281,860	1,422,258
Other	7,521	6,867

Noncurrent liabilities	1,289,381	1,429,125

Commitments and Contingent Liabilities

Member's Equity	12,547	12,484

Total Liabilities and Member's Equity	$1,564,813	$1,700,396

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

  Restricted Funds

  Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the Series 1999-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PPL Electric Utilities to the Company. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. Any excess amounts of ITC collections, which are initially deposited in the General Subaccount, and investment earnings not released to the Company are deposited into a Reserve Subaccount. All of the subaccounts are classified as "Restricted Funds" on the Balance Sheet.

  Amortization of Intangible Transition Property

  The ITP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The ITP is solely the property of the Company. The amortization of intangible transition property and interest expense on the transition bonds offset ITC revenues, resulting in minimal impact on earnings.

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

  Scheduled maturities and interest rates for the Bonds at June 30, 2003 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	0	March 25, 2003	March 25, 2005
A-4	6.72%	96,517	December 26, 2003	December 26, 2005
A-5	6.83%	313,000	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,541,517
Current Maturities		(259,594)
Unamort. Discount		(63)

Long-term Debt		$1,281,860

  The carrying value of the long-term debt approximates fair market value as of June 30, 2003. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from PPL Electric Utilities' retail consumers of electricity. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2002 through May 2003 were $194 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 25 and June 25, 2003. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $4.9 million, $316,000 was deposited on March 25, 2003 and $314,000 was deposited on June 25, 2003. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  On June 17, 2003, the Company's standby letter of credit, which serves as a credit back-stop for remittances to the Trustee, expired because the credit facility pursuant to which the letter of credit was issued had expired. The Company was required to make estimated daily remittances to the Trustee until the new standby letter of credit was issued on June 27, 2003, when the credit facility was renewed. These advance remittances totaled approximately $25.5 million on June 30, 2003, and are reflected in the General Subaccount as noted below. These advance remittances were subsequently deducted from the normal monthly remittance for the June billing period, which was paid to the Trustee on July 15, 2003.

  At June 30, 2003, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General	$25,460
Reserve	9,980
Overcollateralization	4,920
Capital	12,139

Total	$52,499

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the six months ended June 30, 2003, the Company expensed servicing fees of approximately $625,000 and other administrative fees of $50,000. The Company expensed similar amounts in the six months ended June 30, 2002.

  At June 30, 2003, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $34 million for billed and unbilled ITC revenues.

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

Results of Operations

Revenues

Revenues generated from the ITP for the six months ended June 30, 2003 and 2002 were approximately $184 million and $175 million. The increase in ITC revenues was due to an increase in electricity delivery sales by PPL Electric Utilities.

During the six months ended June 30, 2003 and 2002, the Company also earned approximately $79,000 and $114,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2003 reflects a lower rate of return on investments in the Capital Subaccount in 2003 compared with 2002.

Expenses

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $125 million and $107 million for the six months ended June 30, 2003 and 2002. The increase in ITP amortization reflects higher ITC revenues, as noted above, and the decrease in interest expense.

During the six months ended June 30, 2003 and 2002, the Company incurred interest expense of approximately $58 million and $67 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

For the six months ended June 30, 2003 and 2002, the Company also incurred administrative and general expenses of approximately $932,000 and $842,000, including servicing fees of approximately $625,000 and other administrative fees of $50,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $194 million of ITC collections for the billing periods of December 2002 to May 2003.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25 and June 25, 2003. On March 25, 2003, a scheduled principal payment of $32 million was made on the Class A-3 Bonds and this series was retired. On March 25 and June 25, 2003, scheduled principal payments of $38 million and $67 million were made on the Class A-4 bonds.

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

See Note 5 to the Condensed Financial Statements for information regarding daily remittances which were made for several days in June 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), has concluded that, as of June 30, 2003, the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal control over financial reporting.

The registrant's principal executive officer and principal financial officer has concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, the Derry Township Municipal Authority (DTMA), a retail customer of PPL Electric Utilities, petitioned the PUC for a declaratory order providing that PPL Electric Utilities must permit the prepayment or buy-out of DTMA's ITC obligation. In April 2003, PPL Electric Utilities filed with the PUC an answer and a motion to dismiss the DTMA's petition on the grounds that there is no legal basis for such a prepayment or buy-out of ITC and that such a prepayment would violate the PUC's qualified rate orders relating to the ITC. In May 2003, the Company and the Bank of New York each filed a petition to intervene in this proceeding. In August 2003, the PUC denied PPL Electric Utilities' motion to dismiss, granted petitions to intervene and assigned this proceeding to an Administrative Law Judge. Neither the Company nor PPL Electric Utilities can predict the outcome of this proceeding.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31 -	Certificate of PPL's principle executive officer/principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32 -	Certificate of PPL's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99 -	Quarterly Servicer's Certificate

(b)	Reports on Form 8-K

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

PPL Transition Bond Company, LLC
(Registrant)

Date: August 12, 2003	/s/ James S. Pennington James S. Pennington, Manager

/s/ Stephen C. May Stephen C. May, Treasurer