Form 10-K
period 2003-12-31
PP&L TRANSITION BOND CO INC
filed 2004-03-25
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS (I) (1)(a) AND (b) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street, GENA92, Room 3 Allentown, PA 18101-1179 (610) 774-7934	23-3004428

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
FOR THE YEAR ENDED DECEMBER 31, 2003

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

The only material business conducted by the Company has been the servicing of the ITP. During 2003, the Company generated revenue from the ITP in the amount of $367 million and earned approximately $142,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. During the year, the Company made principal payments of $255 million and interest payments of $110 million on the Bonds. Of the original issuance in August 1999 of $2.42 billion of Bonds, Series 1999-1, Class A-1 through Class A-8, at December 31, 2003, there remained approximately $1.4 billion of Bonds outstanding. In 2003, the Company maintained the balance in the Capital Subaccount and funded the Overcollateralization Subaccount to its required level and incurred administrative and general expenses of approximately $2.0 million, including servicing fees of $1.25 million and other administrative fees of $100,000. The specific interest rate and maturity of each class of bonds is specified in Note 3 to the Financial Statements. Each series of Bonds has been registered in the name of Cede & Company, as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley.

The Company used the proceeds of the issuance of the Bonds in 1999 to pay expenses of issuance and to purchase the transferred ITP from CEP Securities. PPL Electric Utilities arranged for the formation of CEP Securities as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

The Company has no employees. Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such adjustment requests on December 13, 2002 and December 10, 2003, with the PUC. The requests were approved and revised rates became effective on January 1, 2003 for the December 13, 2002 filing, and January 1, 2004 for the December 10, 2003 filing.

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

Available Information

PPL's Internet website is www.pplweb.com. On the Investor Center page of that website, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Item 2.  Properties

The Company has no physical property. Its primary asset is the ITP described above in Item 1 ("Business - Intangible Transition Property").

Item 3.  Legal Proceedings

In March 2003, the Derry Township Municipal Authority (DTMA), a retail customer of PPL Electric Utilities, petitioned the PUC for a declaratory order providing that PPL Electric Utilities must permit the prepayment or buy-out of DTMA's ITC obligation. In April 2003, PPL Electric Utilities filed with the PUC an answer and a motion to dismiss the DTMA's petition on the grounds that there is no legal basis for such a prepayment or buy-out of ITC and that such a prepayment would violate the PUC's qualified rate orders relating to the ITC. In May 2003, the Company and The Bank of New York, as Trustee, each filed a petition to intervene in this proceeding. In August 2003, the PUC denied PPL Electric Utilities' motion to dismiss, granted the petitions to intervene and assigned this proceeding to an Administrative Law Judge. In August 2003, the Company and PPL Electric Utilities filed a motion for reconsideration of the PUC's order, and DTMA filed an answer to this motion. In September, the PUC granted the petition pending disposition on the merits, corrected a factual error in its August order and reconsidered its decision to assign this matter to the Office of Administrative Law Judge. In November 2003, the PUC granted PPL Electric Utilities' petition for reconsideration and/or clarification of its August 2003 order. The PUC also granted PPL Electric Utilities' motion to dismiss DTMA's request for a declaratory order. This matter is now concluded.

Item 4.  Submission of Matters to a Vote of Security Holders

Item 4 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. PPL Electric Utilities owns all of the Company's equity. On August 5, 1999, PPL Electric Utilities transferred $12.1 million to the Company as an initial capital contribution, which is also the total capital contribution as of December 31, 2003 and 2002. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.
  Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.
  Bondholders. As of December 31, 2003, the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

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

Background

The Company is a Delaware limited liability company organized in March 1999 for the sole purpose of purchasing and owning ITP, issuing the Bonds, pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company is wholly-owned by PPL Electric Utilities. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding.

Results of Operations

Revenues

Revenues generated from the ITP for the years ended December 31, 2003, 2002 and 2001, were approximately $367 million, $361 million and $390 million, respectively. The increase in ITC revenues in 2003 compared with 2002 was due to an increase in electricity delivery sales by PPL Electric Utilities. The decrease in ITC revenues in 2002 compared with 2001 was due to lower ITC rates from year to year.

During the years ended December 31, 2003, 2002 and 2001, the Company earned approximately $142,000, $221,000 and $516,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2003 compared with 2002 and in 2002 compared with 2001 reflects a lower rate of return on investments in the Capital Subaccount.

Expenses

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $253 million, $230 million and $243 million in 2003, 2002 and 2001, respectively. The increase in amortization expense in 2003 compared with 2002 reflects higher ITC revenues, as noted above, and the decrease in interest expense. The decrease in amortization expense in 2002 compared with 2001 was due to lower revenues from lower ITC rates.

During the years ended December 31, 2003, 2002 and 2001, the Company incurred interest expense of approximately $112 million, $129 million and $145 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense from year to year was the result of the scheduled repayments on the Bonds.

For the years ended December 31, 2003, 2002 and 2001, the Company also incurred administrative and general expenses of approximately $2.0 million, $1.8 million and $1.7 million, including servicing fees of $1.25 million paid to PPL Electric Utilities and other administrative fees of $100,000 in each year.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount are being recovered through ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $369 million of ITC collections for the billing periods of December 2002 to November 2003.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, June 25, September 25 and December 26, 2003. On March 25, 2003, a scheduled principal payment of $32 million was made on the Class A-3 bonds and this series was retired. On March 25, June 25, September 25 and December 26, 2003, scheduled principal payments of $38 million, $67 million, $59 million and $37 million were made on the Class A-4 bonds and this series was retired. On December 26, 2003, a scheduled principal payment of $23 million was made on the Class A-5 bonds. The Overcollateralization Subaccount was funded on the scheduled payment dates as noted above by $316,000, $314,000, $314,000 and $316,000 to reach its required funding level.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 10, 2003 with the PUC. The request was approved and revised rates became effective on January 1, 2004.

In February 2002, the Company paid a dividend of $200,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Report of Independent Auditors

To PPL Electric Utilities Corporation, the Sole Member
of PPL Transition Bond Company, LLC:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 11 present fairly, in all material respects, the financial position of PPL Transition Bond Company, LLC (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 2, 2004

Item 8. Financial Statements and Supplementary Data

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY FOR THE
YEARS ENDED DECEMBER 31,
(Thousands of Dollars)

	2003	2002	2001

Revenue
Intangible transition charge revenue	$367,069	$361,171	$389,820
Interest income	142	221	516

Total revenue	367,211	361,392	390,336

Expenses
Amortization of intangible transition property	252,965	230,278	243,026
Interest expense	112,347	128,965	145,155
Administrative and general expenses	646	432	395
Administrative and general expenses with affiliate	1,350	1,350	1,350

Total expenses	367,308	361,025	389,926

Operating Income (Loss)	(97)	367	410

Income tax expense (benefit)	(58)	151	272

Net Income (Loss)	$(39)	$216	$138

Member's equity - beginning of period	$12,484	$12,468	$12,330

Net Income (Loss)	(39)	216	138

Distribution to Member		(200)

Member's equity - end of period	$12,445	$12,484	$12,468

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Thousands of Dollars)
	2003	2002	2001

Cash Flows From Operating Activities
Net Income (loss)	$(39)	$216	$138

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	252,965	230,278	243,026
Amortization of debt issuance expenses	1,946	2,317	2,734
Amortization of debt discount	36	37	48
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	958	2,445	10,385
Other	(42)	(1,168)	(1,006)
Other operating activities - net
Other assets	755	2,135	3,118
Other liabilities	1,308	1,308	1,105

Net cash provided by operating activities	257,887	237,568	259,548

Cash Flows From Investing Activities
Change in restricted funds	(2,412)	7,888	(19,445)

Net cash provided by (used in) investing activities	(2,412)	7,888	(19,445)

Cash Flows From Financing Activities
Payment of principal on bonds	(255,492)	(245,476)	(240,308)
Distribution to Member		(200)

Net cash used in financing activities	(255,492)	(245,676)	(240,308)

Net Decrease in Cash and Cash Equivalents	(17)	(220)	(205)
Cash and Cash Equivalents at Beginning of Period	368	588	793

Cash and Cash Equivalents at End of Period	$351	$368	$588

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$110,324	$126,834	$142,584
Income taxes	$16	$53	$184

The accompanying Notes to Financial Statements are an integral part of the financial statements.

PPL TRANSITION BOND COMPANY, LLC
BALANCE SHEET AT DECEMBER 31,
(Thousands of Dollars)

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$351	$368
Intangible transition charges receivable from Servicer	68,440	69,398
Other	14

Current assets	68,805	69,766

Noncurrent Assets
Intangible transition property, net	1,343,719	1,597,439
Unamortized debt issuance expenses	4,581	6,527
Restricted funds	29,076	26,664

Noncurrent assets	1,377,376	1,630,630

Total assets	$1,446,181	$1,700,396

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$263,903	$255,492
Interest accrued	1,665	1,626
Other	1,602	1,669

Current liabilities	267,170	258,787

Noncurrent Liabilities
Long-term debt, net of discount	1,158,391	1,422,258
Other	8,175	6,867

Noncurrent liabilities	1,166,566	1,429,125

Commitments and Contingent Liabilities

Member's Equity	12,445	12,484

Total liabilities and member's equity	$1,446,181	$1,700,396

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

  Income Taxes

  The Company is a limited liability company and has elected to be disregarded as a separate entity for federal and state income tax purposes. The Company's taxable income or loss is included in the consolidated federal and state income tax returns of its member. The Statement of Operations and Changes in Member's Equity reflects the Company's pro rata allocation of its Member's consolidated income taxes in accordance with its member's tax sharing policy. The Company's effective tax rate of 59.8% in 2003 differs from the statutory tax rate of 41.5% due to 2002 tax return adjustments and the impact of permanent differences.

  Reclassification

  Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current presentation.

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

  Scheduled maturities and interest rates for the Bonds at December 31, 2003 are:

	Bond	Amount	Expected Final	Final
Class	Rate	Outstanding	Payment Date	Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	0	March 25, 2003	March 25, 2005
A-4	6.72%	0	December 26, 2003	December 26, 2005
A-5	6.83%	290,340	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,422,340
Current Maturities		(263,903)
Unamort.Discount		(46)

Long-term Debt		$1,158,391

  The fair market value of the transition bonds was approximately $1,572,161 thousand at December 31, 2003 and $1,866,390 thousand at December 31, 2002. The estimated fair value of the bonds is based on a yield curve for similarly rated securities, with the cash flows discounted back to present value. The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from retail consumers of electricity within PPL Electric's service area. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2002 through November 2003 were $369 million in aggregate. The monthly ITC collections from the billing periods of December 2001 through November 2002 were $365 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made all scheduled payments in 2003 and 2002. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. For the years ended December 31, 2003 and 2002, the Company deposited approximately $1.0 million and $2.9 million to the Reserve Subaccount. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. For each of the years ended December 31, 2003 and 2002, the Company deposited approximately $1.3 million to the Overcollateralization Subaccount. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve, and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At December 31, 2003, the following balances were reflected in the Subaccounts maintained by the Trustee:

Balance
Subaccounts	($ Thousands)

General
Reserve	$11,376
Overcollateralization	5,572
Capital	12,128

Total	$29,076

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

  At December 31, 2003 and 2002, the Balance Sheet included receivables from PPL Electric Utilities of approximately $68 million and $69 million for billed and unbilled ITC revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) has concluded that, as of December 31, 2003, the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 10 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 11. Executive Compensation

Item 11 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Item 13 is omitted as PPL Transition Bond Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Item 14 is omitted as PPL Transition Bond Company is an Asset-Backed Issuer as defined in Rule 240.13a-14(g) and 240.15d-14(g) of the Securities Exchange Act of 1934.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements - included in response to Item 8.

Report of Independent Auditors.

Statement of Operations and Changes in Member's Equity for the years ended December 31, 2003, 2002 and 2001.

Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Balance Sheet at December 31, 2003 and 2002.

	2.	Financial Statement Schedules.

None.

	3.	Exhibits.

See Exhibit Index which appears following the Signatures page of this report.

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

Date: March 25, 2004

EXHIBIT INDEX

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

10.3(b)	-	First Amendment to Intangible Transition Property Servicing Agreement, effective August 9, 2002 (Exhibit 10(a) to the Company's Form 10-Q report (File No. 333-75369) dated November 6, 2002)

10.4	-	First Supplemental Indenture, effective August 9, 2002 (Exhibit 10(b) to the Company's Form 10-Q report (File No. 333-75369) dated November 6, 2002)

*23	-	Consent of PricewaterhouseCoopers LLP

*31	-	Certificate of PPL Transition Bond Company's principal executive officer/principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	-	Certificate of PPL Transition Bond Company's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	-	Quarterly Servicer's Certificate