Form 10-Q
period 2004-03-31
PP&L TRANSITION BOND CO INC
filed 2004-05-10
CIK 1083000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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
(Unaudited)
(Thousands of Dollars)
	Three Months Ended March 31,

	2004	2003
Revenue
Intangible transition charge revenue	$96,640	$100,539
Interest income	32	41

Total revenue	96,672	100,580

Expenses
Amortization of intangible transition property	70,853	70,321
Interest expense	25,332	29,728
Administrative and general expenses	128	122
Administrative and general expenses with affiliate	338	338

Total expenses	96,651	100,509

Operating Income	21	71

Income tax expense	9	30

Net Income	$12	$41

Member's equity - beginning of period	$12,445	$12,484

Net Income	12	41

Distribution to Member	(100)

Member's equity - end of period	$12,357	$12,525

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENT OF CASH FLOWS
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	Three Months Ended March 31,

	2004	2003
Cash Flows From Operating Activities
Net Income	$12	$41

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	70,853	70,321
Amortization of debt issuance expenses	433	522
Amortization of debt discount	8	9
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	(1,567)	(2,829)
Other	(94)	11
Operating activities - net:
Other assets	192	207
Other liabilities	327	327

Net cash provided by operating activities	70,164	68,609

Cash Flows From Investing Activities
Change in restricted funds	1,671	943

Net cash provided by investing activities	1,671	943

Cash Flows From Financing Activities
Payment of principal on bonds	(71,801)	(69,558)
Distribution to Member	(100)

Net cash used in financing activities	(71,901)	(69,558)

Net Decrease in Cash and Cash Equivalents	(66)	(6)
Cash and Cash Equivalents at Beginning of Period	351	368

Cash and Cash Equivalents at End of Period	$285	$362

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEET
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	March 31, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$285	$351
Intangible transition charges receivable from Servicer	70,007	68,440
Other	8	14

Current assets	70,300	68,805

Noncurrent Assets
Intangible transition property, net	1,272,674	1,343,719
Unamortized debt issuance expenses	4,148	4,581
Restricted funds	27,405	29,076

Noncurrent assets	1,304,227	1,377,376

Total Assets	$1,374,527	$1,446,181

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Long-term debt	$264,817	$263,903
Interest accrued	1,583	1,665
Other	1,584	1,602

Current liabilities	267,984	267,170

Noncurrent Liabilities
Long-term debt, net of discount	1,085,684	1,158,391
Other	8,502	8,175

Noncurrent liabilities	1,094,186	1,166,566

Commitments and Contingent Liabilities

Member's Equity	12,357	12,445

Total Liabilities and Member's Equity	$1,374,527	$1,446,181

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

PPL Transition Bond Company, LLC

Notes to Condensed Financial Statements

Terms and abbreviations appearing in Notes to Condensed Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting standards generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPL Transition Bond Company, LLC's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

  Certain amounts in the March 31, 2003 financial statements have been reclassified to conform to the presentation in the March 31, 2004 financial statements.

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

  Amortization of Intangible Transition Property

  The ITP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The ITP is solely the property of the Company. The amortization of intangible transition property and interest expense on the transition bonds offset ITC revenues, resulting in a minimal impact on earnings.

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

  Scheduled maturities and interest rates for the Bonds at March 31, 2004 are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date
		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	0	March 25, 2003	March 25, 2005
A-4	6.72%	0	December 26, 2003	December 26, 2005
A-5	6.83%	218,539	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,350,539
Current Maturities		(264,817)
Unamort. Discount		(38)

Long-term Debt		$1,085,684

  The fair market value of the transition bonds was approximately $1,501,010 thousand at March 31, 2004. The estimated fair value of the bonds is based on a yield curve for similarly rated securities, with the cash flows discounted back to present value. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from retail consumers of electricity within PPL Electric's service area. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2003 through February 2004 were $95 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made a scheduled payment on March 25, 2004. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. On March 25, 2004, the Trustee withdrew $2 million from the Reserve Subaccount to make the scheduled principal payment of $72 million. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $5.9 million, $314,000 was deposited on March 25, 2004. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At March 31, 2004, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)

General
Reserve	$9,379
Overcollateralization	5,899
Capital	12,127

Total	$27,405

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the three months ended March 31, 2004, the Company expensed servicing fees of approximately $313,000 and other administrative fees of $25,000. The Company expensed similar amounts in the three months ended March 31, 2003.

  At March 31, 2004, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $70 million for billed and unbilled ITC revenues.

  In January 2004, the Company paid a dividend of $100,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

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

The following analysis of the financial condition and results of operations of the Company is in an abbreviated format pursuant to Instructions H(1)(a) and (b) of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Condensed Financial Statements included in Item 1 above, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Results of Operations

Revenues

Revenues generated from the ITP for the three months ended March 31, 2004 and 2003 were approximately $97 million and $101 million. The decrease in ITC revenues was due to a decrease in electricity delivery sales by PPL Electric Utilities and lower ITC rates.

During the three months ended March 31, 2004 and 2003, the Company earned approximately $32,000 and $41,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2004 reflects a lower rate of return on investments in the Capital Subaccount.

Expenses

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $71 million and $70 million for the three months ended March 31, 2004 and 2003. The increase in amortization expense reflects the decrease in interest expense, partially offset by the decrease in ITP revenues, as noted above.

During the three months ended March 31, 2004 and 2003, the Company incurred interest expense of approximately $25 million and $30 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

For the three months ended March 31, 2004 and 2003, the Company also incurred administrative and general expenses of approximately $466,000 and $460,000, including servicing fees of approximately $313,000 and other administrative fees of $25,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $95 million of ITC collections for the billing periods of December 2003 to February 2004.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25, 2004. On March 25, 2004, a scheduled principal payment of $72 million was made on the Class A-5 Bonds.

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

In January 2004, the Company paid a dividend of $100,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) has concluded that, as of March 31, 2004, the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal control over financial reporting.

The registrant's principal executive officer and principal financial officer has concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31	-	Certificate of PPL Transition Bond Company's principal executive officer/principal financial officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

	32	-	Certificate of PPL Transition Bond Company's principal executive officer/principal financial officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

	99	-	Quarterly Servicer's Certificate

(b)	Reports on Form 8-K

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

PPL - PPL Corporation, the parent holding company of PPL Electric Utilities, PPL Energy Funding and other subsidiaries.

PPL Electric Utilities - PPL Electric Utilities Corporation, the sole member of PPL Transition Bond Company, LLC.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply, LLC.

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

PPL Transition Bond Company, LLC
(Registrant)

Date: May 10, 2004	/s/ James S. Pennington
James S. Pennington, Manager

/s/ Stephen C. May
Stephen C. May, Treasurer