Form 10-Q
period 2004-06-30
PP&L TRANSITION BOND CO INC
filed 2004-08-11
CIK 1083000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone No.	IRS Employer Identification No.

333-75369	PPL Transition Bond Company, LLC (Delaware) Two North Ninth Street, GENGA2E Allentown, PA 18101-1179 (610) 774-7934	23-3004428

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
YES [ ] NO [ X ]

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue
Intangible transition charge revenue	$80,710	$83,343	$177,350	$183,882
Interest income	33	38	65	79

Total revenue	80,743	83,381	177,415	183,961

Expenses
Amortization of intangible transition property	56,201	54,326	127,054	124,647
Interest expense	24,086	28,546	49,418	58,274
Administrative and general expenses	130	135	258	257
Administrative and general expenses with affiliate	337	337	675	675

Total expenses	80,754	83,344	177,405	183,853

Operating Income (Loss)	(11)	37	10	108

Income tax expense (benefit)	(5)	15	4	45

Net Income (Loss)	$(6)	$22	$6	$63

Member's equity - beginning of period	$12,357	$12,525	$12,445	$12,484

Net Income (Loss)	(6)	22	6	63

Distribution to Member			(100)

Member's equity - end of period	$12,351	$12,547	$12,351	$12,547

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENT OF CASH FLOWS
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,

	2004	2003

Cash Flows From Operating Activities
Net Income	$6	$63

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible transition property	127,054	124,647
Amortization of debt issuance expenses	844	1,019
Amortization of debt discount	15	18
Changes in current assets and liabilities:
Intangible transition charges receivable from Servicer	5,267	35,411
Other	(203)	(4)
Other operating activities - net:
Other assets	352	381
Other liabilities	654	654

Net cash provided by operating activities	133,989	162,189

Cash Flows From Investing Activities
Change in restricted funds	6,457	(25,835)

Net cash provided by (used in) investing activities	6,457	(25,835)

Cash Flows From Financing Activities
Payment of principal on bonds	(140,416)	(136,314)
Distribution to Member	(100)

Net cash used in financing activities	(140,516)	(136,314)

Net Increase (Decrease) in Cash and Cash Equivalents	(70)	40
Cash and Cash Equivalents at Beginning of Period	351	368

Cash and Cash Equivalents at End of Period	$281	$408

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEET
PPL Transition Bond Company, LLC
(Unaudited)
(Thousands of Dollars)
	June 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$281	$351
Intangible transition charges receivable from Servicer	63,173	68,440
Other	2	14

Current assets	63,456	68,805

Noncurrent Assets
Intangible transition property, net	1,216,313	1,343,719
Unamortized debt issuance expenses	3,737	4,581
Restricted funds	22,619	29,076

Noncurrent assets	1,242,669	1,377,376

Total Assets	$1,306,125	$1,446,181

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-term debt	$264,954	$263,903
Interest accrued	1,505	1,665
Other	1,547	1,602

Current liabilities	268,006	267,170

Noncurrent Liabilities
Long-term debt, net of discount	1,016,939	1,158,391
Other	8,829	8,175

Noncurrent liabilities	1,025,768	1,166,566

Commitments and Contingent Liabilities

Member's Equity	12,351	12,445

Total Liabilities and Member's Equity	$1,306,125	$1,446,181

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

  Certain amounts in the June 30, 2003, financial statements have been reclassified to conform to the presentation in the June 30, 2004, financial statements.

  Nature of Operations

  The condensed financial statements include the accounts of PPL Transition Bond Company, LLC (Company). The Company is a limited liability company established under the laws of the State of Delaware, and was formed on March 25, 1999, pursuant to the filing of a certificate of formation with the Delaware Secretary of State and a limited liability company agreement. PPL Electric Utilities is the sole member of the Company.

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

  The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of PPL Electric Utilities in the event PPL Electric Utilities becomes subject to a bankruptcy proceeding. Both PPL Electric Utilities and the Company have treated the transfer of the ITP to the Company as a sale under applicable law. The Bonds are treated as debt obligations of the Company. The assets of the Company are not available to creditors of PPL Electric Utilities or PPL, and the ITP is legally not an asset of PPL Electric Utilities or PPL. The Company is expected to terminate its existence after final maturity of the Bonds.

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

  Scheduled maturities and interest rates for the Bonds at June 30, 2004, are:

Class	Bond Rate	Amount	Expected Final Payment Date	Final Maturity Date

		($ Thousands)
A-1	6.08%	$0	March 25, 2001	March 25, 2003
A-2	6.41%	0	December 26, 2001	December 26, 2003
A-3	6.60%	0	March 25, 2003	March 25, 2005
A-4	6.72%	0	December 26, 2003	December 26, 2005
A-5	6.83%	149,924	March 25, 2005	March 25, 2007
A-6	6.96%	223,000	December 26, 2005	December 26, 2007
A-7	7.05%	455,000	June 25, 2007	June 25, 2009
A-8	7.15%	454,000	December 26, 2008	June 25, 2009

		$1,281,924
Current Maturities		(264,954)
Unamort. Discount		(31)

Long-term Debt		$1,016,939

  The fair market value of the transition bonds was approximately $1.4 billion at June 30, 2004. The estimated fair value of the bonds is based on a yield curve for similarly rated securities, with the cash flows discounted back to present value. The current maturities stated above are based on the expected final payment dates rather than the final maturity date.

  The source of repayment for the Bonds is the ITC. The Servicer collects this non-bypassable charge from retail consumers of electricity within PPL Electric Utilities' service area. The Servicer deposits ITC monthly collections into a General Subaccount maintained by the Trustee under the Indenture. The monthly ITC collections from the billing periods of December 2003 through May 2004 were $183 million in aggregate. Each quarter, such monies are used to make principal and interest payments on the Bonds, and to pay fees, costs and charges specified in the Indenture. The Trustee made scheduled payments on March 25 and June 25, 2004. The Indenture also includes a Reserve Subaccount that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. On March 25 and June 25, 2004, the Trustee withdrew $2 million and $5 million from the Reserve Subaccount to make the scheduled principal payments of $72 million and $69 million. The Indenture also provides for an Overcollateralization Subaccount. The funding level of this account is 0.5% of the initial principal amount of the Series 1999-1 Bonds, funded ratably over the life of the Bonds. To meet the required Overcollateralization Subaccount level of $6.2 million, $314,000 was deposited on March 25, 2004, and $317,000 was deposited on June 25, 2004. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the Capital Subaccount in excess of $100,000. Any remaining amounts collateralizing the Bonds will be released to the Company upon final payment on the Bonds.

  At June 30, 2004, the following balances were reflected in the Subaccounts maintained by the Trustee:

Subaccounts	Balance
($ Thousands)
General
Reserve	$4,258
Overcollateralization	6,229
Capital	12,132

Total	$22,619

  Significant Agreements and Related Party Transactions

  Under the Servicing Agreement, PPL Electric Utilities, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays an annual servicing fee of $1.25 million to PPL Electric Utilities, and other administrative fees of $100,000. For the six months ended June 30, 2004, the Company expensed servicing fees of approximately $625,000 and other administrative fees of $50,000. The Company expensed similar amounts in the six months ended June 30, 2003.

  At June 30, 2004, the Balance Sheet includes a receivable from PPL Electric Utilities of approximately $63 million for billed and unbilled ITC revenues.

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

Results of Operations

Revenues

Revenues generated from the ITP for the six months ended June 30, 2004 and 2003, were approximately $177 million and $184 million. The decrease in ITC revenues was due to lower ITC rates, offset by an increase in electricity delivery sales by PPL Electric Utilities.

During the six months ended June 30, 2004 and 2003, the Company earned approximately $65,000 and $79,000 in interest from the Capital Subaccount maintained by the Trustee and from temporary investments. The decrease in interest income in 2004 reflects a lower rate of return on investments in the Capital Subaccount.

Expenses

Amortization of the ITP (which is based on ITC revenues, interest accruals and other fees) was approximately $127 million and $125 million for the six months ended June 30, 2004 and 2003. The increase in amortization expense reflects the decrease in interest expense, partially offset by the decrease in ITP revenues, as noted above.

During the six months ended June 30, 2004 and 2003, the Company incurred interest expense of approximately $49 million and $58 million. Interest expense includes interest on the Bonds and amortization of debt issuance expenses and discounts on the Bonds. The decrease in interest expense was the result of the scheduled repayments on the Bonds.

For the six months ended June 30, 2004 and 2003, the Company also incurred administrative and general expenses of approximately $933,000 and $932,000, including servicing fees of approximately $625,000 and other administrative fees of $50,000 in each period.

ITC Remittances and Debt Servicing

The principal amount of the Bonds, interest, fees and funding of the Overcollateralization Subaccount are being recovered through the ITC payable by retail consumers of electricity within PPL Electric Utilities' service territory who receive its electric delivery service. As part of PPL Electric Utilities' responsibility as Servicer under the Servicing Agreement, PPL Electric Utilities remitted to the Trustee approximately $183 million of ITC collections for the billing periods of December 2003 to May 2004.

All scheduled quarterly Bond principal payments, interest payments and all related expenses were made on March 25 and June 25, 2004. On March 25 and June 25, 2004, scheduled principal payments of $72 million and $69 million were made on the Class A-5 bonds.

The Servicing Agreement also requires PPL Electric Utilities, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the PUC Restructuring Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer filed such an adjustment request on December 10, 2003, with the PUC. The request was approved and revised rates became effective on January 1, 2004.

In January 2004, the Company paid a dividend of $100,000 to PPL Electric Utilities from earnings on the Capital Subaccount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) has concluded that, as of June 30, 2004, the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer has concluded that there were no changes in the registrant's internal controls over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

PPL Transition Bond Company, LLC
(Registrant)

Date: August 11, 2004	/s/ James S. Pennington James S. Pennington, Manager

/s/ Charles S. Baker Charles S. Baker, Treasurer